Form 10-Q
period 2022-03-31
HF Sinclair Corp
filed 2022-05-09
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    __________   to   ____________
Commission File Number 001-41325
_________________________________________________________________
HF SINCLAIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-2092143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 N. Harwood, Suite 1300
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 871-3555
(Registrant’s telephone number, including area code)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	DINO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
223,229,731 shares of Common Stock, par value $.01 per share, were outstanding on May 6, 2022.

Table of Content
HF SINCLAIR CORPORATION

Table of Content
FORWARD-LOOKING STATEMENTS

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to Sinclair HoldCo, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. On the Closing Date, Sinclair HoldCo made a $90.2 million cash payment to HF Sinclair related to estimated working capital adjustments pursuant to the Business Combination Agreement, which reduced the aggregate transaction value to approximately $2,059 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, Sinclair HoldCo’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $321.4 million, inclusive of working capital adjustments, to Sinclair HoldCo in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units are currently held in escrow to secure Sinclair HoldCo’s RINs credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement.

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to March 31, 2022 includes the combined business operations of HollyFrontier and its consolidated subsidiaries and the Acquired Sinclair Businesses.

In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include HEP and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s

Table of Content
Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•our and HEP’s ability to successfully integrate the Acquired Sinclair Businesses with our existing operations and fully realize the expected synergies of the Sinclair Transactions or on the expected timeline;
•our ability to successfully integrate the operation of the Puget Sound refinery with our existing operations;
•the demand for and supply of crude oil and refined products, including uncertainty regarding the effects of the continuing coronavirus (“COVID-19”) pandemic on future demand and increasing societal expectations that companies address climate change;
•risks and uncertainties with respect to the actions of actual or potential competitive suppliers and transporters of refined petroleum products or lubricant and specialty products in our markets;
•the spread between market prices for refined products and market prices for crude oil;
•the possibility of constraints on the transportation of refined products or lubricant and specialty products;
•the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand;
•the effects of current and/or future governmental and environmental regulations and policies, including the effects of current and/or future restrictions on various commercial and economic activities in response to the COVID-19 pandemic;
•the availability and cost of our financing;
•the effectiveness of our capital investments and marketing strategies;
•our and HEP’s efficiency in carrying out and consummating construction projects, including our ability to complete announced capital projects, such as the construction of the Artesia renewable diesel unit and pretreatment unit, on time and within capital guidance;
•our and HEP’s ability to timely obtain or maintain permits, including those necessary for operations or capital projects;
•our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;
•the possibility of terrorist or cyberattacks and the consequences of any such attacks;
•uncertainty regarding the effects and duration of global hostilities and any associated military campaigns which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;
•general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;
•a prolonged economic slowdown due to the COVID-19 pandemic which could result in an impairment of goodwill and/or long-lived asset impairments; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our and HEP’s SEC filings.

Table of Content
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Content
DEFINITIONS

Within this report, the following terms have these specific meanings:

“BPD” means the number of barrels per calendar day of crude oil or petroleum products.

“BPSD” means the number of barrels per stream day (barrels of capacity in a 24 hour period) of crude oil or petroleum products.

“Base oil” is a lubricant grade oil initially produced from refining crude oil or through chemical synthesis that is used in producing lubricant products such as lubricating greases, motor oil and metal processing fluids.

“Black wax crude oil” is a low sulfur, low gravity crude oil produced in the Uintah Basin in Eastern Utah that has certain characteristics that require specific facilities to transport, store and refine into transportation fuels.

“Cracking” means the process of breaking down larger, heavier and more complex hydrocarbon molecules into simpler and lighter molecules.

“Crude oil distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing the vapor slightly above atmospheric pressure turning it back to liquid in order to purify, fractionate or form the desired products.

“FCC,” or fluid catalytic cracking, means a refinery process that breaks down large complex hydrocarbon molecules into smaller more useful ones using a circulating bed of catalyst at relatively high temperatures.

“LPG” means liquid petroleum gases.

“Lubricant” or “lube” means a solvent neutral paraffinic product used in commercial heavy duty engine oils, passenger car oils and specialty products for industrial applications such as heat transfer, metalworking, rubber and other general process oil.

“MMBTU” means one million British thermal units.

“Rack back” represents the portion of our Lubricants and Specialty Products business operations that entails the processing of feedstocks into base oils.

“Rack forward” represents the portion of our Lubricants and Specialty Products business operations that entails the processing of base oils into finished lubricants and the packaging, distribution and sale to customers.

“Refinery gross margin” means the difference between average net sales price and average cost per barrel sold. This does not include the associated depreciation and amortization costs.

“Renewable diesel” means a diesel fuel derived from vegetable oils or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.

“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard (“RFS”) regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.

“Sour crude oil” means crude oil containing quantities of sulfur greater than 0.4 percent by weight, while “sweet crude oil” means crude oil containing quantities of sulfur equal to or less than 0.4 percent by weight.

“Vacuum distillation” means the process of distilling vapor from liquid crudes, usually by heating, and condensing the vapor below atmospheric pressure turning it back to a liquid in order to purify, fractionate or form the desired products.

“White oil” is an extremely pure, highly-refined petroleum product that has a wide variety of applications ranging from pharmaceutical to cosmetic products.

“WTI” means West Texas Intermediate and is a grade of crude oil used as a common benchmark in oil pricing. WTI is a sweet crude oil and has a relatively low density.

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$15,016 and $14,381, respectively)	$592,278	$234,444

Accounts receivable: Product, transportation and other (HEP: $15,191 and $12,745, respectively)	2,067,025	1,130,485
Crude oil resales	98,912	111,403
	2,165,937	1,241,888
Inventories: Crude oil and refined products	3,057,577	1,879,131
Materials, supplies and other (HEP: $1,103 and $1,070, respectively)	239,491	242,997
	3,297,068	2,122,128
Income taxes receivable	100,181	97,382
Prepayments and other (HEP: $5,132 and $5,381, respectively)	83,835	66,612
Total current assets	6,239,299	3,762,454

Properties, plants and equipment, at cost (HEP: $2,403,989 and $2,037,527, respectively)	9,972,476	8,448,207
Less accumulated depreciation (HEP: $(701,146) and $(682,143), respectively)	(3,127,640)	(3,033,353)
	6,844,836	5,414,854
Operating lease right-of-use assets (HEP: $68,902 and $69,134, respectively)	384,071	396,191

Other assets: Turnaround costs	391,749	397,385
Goodwill (HEP: $396,610 and $312,873, respectively)	2,852,492	2,293,044
Intangibles and other (HEP: $387,168 and $214,436, respectively)	1,020,650	652,685
	4,264,891	3,343,114
Total assets	$17,733,097	$12,916,613

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $31,140 and $28,954, respectively)	$2,927,609	$1,613,484
Income taxes payable	38,130	25,156
Operating lease liabilities (HEP: $4,126 and $3,710, respectively)	114,177	110,606
Accrued liabilities (HEP: $16,284 and $18,479, respectively)	531,680	316,218
Total current liabilities	3,611,596	2,065,464

Long-term debt (HEP: $1,634,367 and $1,333,049, respectively)	3,374,701	3,072,737
Noncurrent operating lease liabilities (HEP: $65,256 and $65,799, respectively)	291,032	308,747
Deferred income taxes (HEP: $398 and $396, respectively)	1,208,116	837,401
Other long-term liabilities (HEP: $49,457 and $43,033, respectively)	370,675	337,799

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 223,231,546 and 256,046,051 shares issued as of March 31, 2022 and December 31, 2021, respectively	2,232	2,560
Additional capital	6,486,994	4,220,075
Retained earnings	1,623,486	4,413,836
Accumulated other comprehensive income	3,587	2,671
Common stock held in treasury, at cost – 1,862 and 93,044,605 shares as of March 31, 2022 and December 31, 2021, respectively	(73)	(2,951,257)
Total HF Sinclair stockholders’ equity	8,116,226	5,687,885
Noncontrolling interest	760,751	606,580
Total equity	8,876,977	6,294,465
Total liabilities and equity	$17,733,097	$12,916,613

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2022 and December 31, 2021. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Sales and other revenues	$7,458,750	$3,504,293
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,502,012	2,960,305
Lower of cost or market inventory valuation adjustment	(8,551)	(200,037)
	6,493,461	2,760,268
Operating expenses (exclusive of depreciation and amortization)	477,434	399,909
Selling, general and administrative expenses (exclusive of depreciation and amortization)	110,422	81,975
Depreciation and amortization	144,601	124,079
Total operating costs and expenses	7,225,918	3,366,231
Income from operations	232,832	138,062
Other income (expense):
Earnings of equity method investments	3,626	1,763
Interest income	997	1,031
Interest expense	(34,859)	(38,386)
Gain on tariff settlement	—	51,500
Gain (loss) on foreign currency transactions	139	(1,317)
Gain on sale of assets and other	3,895	1,890
	(26,202)	16,481
Income before income taxes	206,630	154,543
Income tax expense (benefit):
Current	46,263	11,165
Deferred	(24,934)	(39,472)
	21,329	(28,307)
Net income	185,301	182,850
Less net income attributable to noncontrolling interest	25,327	34,633
Net income attributable to HF Sinclair stockholders	$159,974	$148,217
Earnings per share:
Basic	$0.90	$0.90
Diluted	$0.90	$0.90
Average number of common shares outstanding:
Basic	175,081	162,479
Diluted	175,081	162,479

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$185,301	$182,850
Other comprehensive income (loss):
Foreign currency translation adjustment	1,721	(5,863)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(4,962)	(18,517)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	5,288	13,875
Net unrealized gain (loss) on hedging instruments	326	(4,642)
Pension and other post-retirement benefit obligations:
Pension plans gain reclassified to net income	(45)	(101)
Post-retirement healthcare plans gain reclassified to net income	(870)	(838)
Retirement restoration plan loss reclassified to net income	9	9
Net change in pension and other post-retirement benefit obligations	(906)	(930)
Other comprehensive income (loss) before income taxes	1,141	(11,435)
Income tax expense (benefit)	225	(2,631)
Other comprehensive income (loss)	916	(8,804)
Total comprehensive income	186,217	174,046
Less noncontrolling interest in comprehensive income	25,327	34,633
Comprehensive income attributable to HF Sinclair stockholders	$160,890	$139,413

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$185,301	$182,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,601	124,079
Lower of cost or market inventory valuation adjustment	(8,551)	(200,037)
Earnings of equity method investments, inclusive of distributions	(520)	(617)
Gain on sale of assets	(2,669)	(425)
Deferred income taxes	(24,934)	(39,472)
Equity-based compensation expense	7,831	9,770
Change in fair value – derivative instruments	(226)	3,783
(Increase) decrease in current assets:
Accounts receivable	(419,609)	(145,891)
Inventories	(267,461)	(241,238)
Income taxes receivable	(3,026)	25,844
Prepayments and other	(12,334)	3,830
Increase (decrease) in current liabilities:
Accounts payable	790,060	266,163
Income taxes payable	12,284	10,335
Accrued liabilities	113,802	95,041
Turnaround expenditures	(45,156)	(24,817)
Other, net	(8,357)	(6,872)
Net cash provided by operating activities	461,036	62,326

Cash flows from investing activities:
Additions to properties, plants and equipment	(144,149)	(116,743)
Additions to properties, plants and equipment – HEP	(14,147)	(33,218)
Acquisitions, net of cash acquired	(231,201)	—
Proceeds from sale of assets	2,617	—
Distributions from equity method investments in excess of equity earnings	1,704	2,897
Net cash used for investing activities	(385,176)	(147,064)

Cash flows from financing activities:
Borrowings under credit agreements	360,000	73,000
Repayments under credit agreements	(58,500)	(90,500)
Purchase of treasury stock	(352)	(12)
Dividends	—	(57,663)
Distributions to noncontrolling interests	(17,003)	(19,977)
Contributions from noncontrolling interests	—	6,332
Payments on finance leases	(2,611)	(673)
Other, net	(148)	(68)
Net cash provided by (used for) financing activities	281,386	(89,561)

Effect of exchange rate on cash flow	588	(591)

Cash and cash equivalents:
Increase (decrease) for the period	357,834	(174,890)
Beginning of period	234,444	1,368,318
End of period	$592,278	$1,193,428

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(18,986)	$(18,532)
Income taxes, net	$(40,098)	$24,649
Increase in accrued and unpaid capital expenditures	$(21,738)	$(2,816)

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	HF Sinclair Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2021	$2,560	$4,220,075	$4,413,836	$2,671	$(2,951,257)	$606,580	$6,294,465
Net income	—	—	159,974	—	—	25,327	185,301
Other comprehensive income, net of tax	—	—	—	916	—	—	916
Issuance of common shares for HFC Transactions	602	2,148,406	—	—	—	—	2,149,008
Issuance of common shares under incentive compensation plans	—	(282)	—	—	282	—	—
Equity-based compensation	—	7,211	—	—	—	620	7,831
Purchase of treasury stock	—	—	—	—	(352)	—	(352)
Retirement of treasury stock	(930)	—	(2,950,324)	—	2,951,254	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(17,003)	(17,003)
Purchase of HEP units for equity grants	—	—	—	—	—	(57)	(57)
Equity attributable to HEP common unit issuance, net of tax	—	95,047	—	—	—	223,471	318,518
Acquisition of remaining UNEV interests	—	16,537	—	—	—	(78,187)	(61,650)
Balance at March 31, 2022	$2,232	$6,486,994	$1,623,486	$3,587	$(73)	$760,751	$8,876,977

	HF Sinclair Stockholders' Equity
	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity

Balance at December 31, 2020	$2,560	$4,207,672	$3,913,179	$13,462	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	148,217	—	—	34,633	182,850
Dividends ($0.35 declared per common share)	—	—	(57,663)	—	—	—	(57,663)
Other comprehensive loss, net of tax	—	—	—	(8,804)	—	—	(8,804)
Issuance of common shares under incentive compensation plans	—	56	—	—	(56)	—	—
Equity-based compensation	—	9,088	—	—	—	682	9,770
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Contributions from noncontrolling interests	—	—	—	—	—	9,747	9,747
Distributions to noncontrolling interests	—	—	—	—	—	(19,977)	(19,977)
Purchase of HEP units for equity grants	—	—	—	—	—	(68)	(68)
Balance at March 31, 2021	$2,560	$4,216,816	$4,003,733	$4,658	$(2,968,580)	$578,859	$5,838,046

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to Sinclair HoldCo, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. On the Closing Date, Sinclair HoldCo made a $90.2 million cash payment to HF Sinclair related to estimated working capital adjustments pursuant to the Business Combination Agreement, which reduced the aggregate transaction value to approximately $2,059 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, Sinclair HoldCo’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $321.4 million, inclusive of working capital adjustments, to Sinclair HoldCo in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units are currently held in escrow to secure Sinclair HoldCo’s RINs credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement.

References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to March 31, 2022 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In these financial statements, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include HEP and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. These financial statements contain certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,300 Sinclair branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming. At March 31, 2022, we owned a 47% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly owned subsidiary of HollyFrontier, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets. The acquisition closed on November 1, 2021.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the three months ended March 31, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and subsequently began converting certain assets at the Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at the Cheyenne Refinery, we recognized $1.0 million and $8.3 million in decommissioning expense for the three months ended March 31, 2022 and 2021, respectively, and $0.5 million in employee severance costs for the three months ended March 31, 2021, which were recognized in operating expenses in our Corporate and Other segment.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2022, the consolidated results of operations, comprehensive income and statements of equity for the three months ended March 31, 2022 and 2021 and consolidated cash flows for the three months ended March 31, 2022 and 2021 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021 that has been filed with the SEC.

Beginning March 14, 2022, our business operations reflect the Acquired Sinclair Businesses (see Note 2). Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2022.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $4.0 million at March 31, 2022 and $3.7 million at December 31, 2021.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Inventories: Inventories related to our refining operations are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products, or market. Inventories related to our renewables business are stated at the lower of cost, using the LIFO method for feedstock and unfinished and finished renewable products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or net realizable value.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value.

Leases: At inception, we determine if an arrangement is or contains a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our payment obligation under the leasing arrangement. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

Operating leases are recorded in “Operating lease right-of-use assets” and current and noncurrent “Operating lease liabilities” on our consolidated balance sheet. Finance leases are included in “Properties, plants and equipment, at cost” and “Accrued liabilities” and “Other long-term liabilities” on our consolidated balance sheet.

Our lease term includes an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our balance sheet. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations. In addition, HEP, as a lessor, does not separate the non-lease (service) component in contracts in which the lease component is the dominant component. HEP treats these combined components as a lease.

Revenue Recognition: Revenues on refined product including branded fuel sales, renewable diesel and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold.

Our lubricants and specialty products business has sales agreements with marketers and distributors that provide certain rights of return or provisions for the repurchase of products previously sold to them. Under these agreements, revenues and cost of revenues are deferred until the products have been sold to end customers. Our lubricants and specialty products business also has agreements that create an obligation to deliver products at a future date for which consideration has already been received and recorded as deferred revenue. This revenue is recognized when the products are delivered to the customer.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HEP recognizes revenues as products are shipped through its pipelines and terminals and as other services are rendered. Additionally, HEP has certain throughput agreements that specify minimum volume requirements, whereby HEP bills a customer for a minimum level of shipments in the event a customer ships below their contractual requirements. If there are no future performance obligations, HEP recognizes these deficiency payments as revenue. In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. HEP recognizes the service portion of these deficiency payments as revenue when HEP does not expect it will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 30 days of the date of invoice.

Foreign Currency Translation: Assets and liabilities recorded in foreign currencies are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expense accounts are translated using the weighted-average exchange rates during the period presented. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income.

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the consolidated statements of operations. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to Corporate and Other. See Note 15 for additional information on our segments.

Income Taxes: Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes, using the liability method of accounting for income taxes. The liability method requires the effect of tax rate changes on deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized. We account for U.S. tax on global intangible low-taxed income in the period in which it is incurred.

Potential interest and penalties related to income tax matters are recognized in income tax expense. We believe we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

For the three months ended March 31, 2022, we recorded an income tax expense of $21.3 million compared to a benefit of $28.3 million for the three months ended March 31, 2021. This increase was principally due to higher pre-tax income during the three months ended March 31, 2022 compared to the same period of 2021. Our effective tax rates were 10.3% and (18.3)% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2022 and 2021, we received proceeds of $11.0 million and $11.0 million, respectively, and subsequently repaid $9.9 million and $12.0 million, respectively, under these sell / buy transactions.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 2:Acquisitions

On March 14, 2022, pursuant to the Business Combination Agreement, HF Sinclair completed its acquisition of the Target Company by effecting (a) the HFC Merger and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair.

HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to Sinclair HoldCo, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. On the Closing Date, Sinclair HoldCo made a $90.2 million cash payment to HF Sinclair related to estimated working capital adjustments pursuant to the Business Combination Agreement, which reduced the aggregate transaction value to approximately $2,059 million. Total purchase consideration is subject to closing working capital adjustments pursuant to the Business Combination Agreement.

Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of Sinclair HoldCo’s integrated crude and refined products midstream business. HEP issued 21,000,000 common limited partner units and paid cash consideration of $321.4 million, inclusive of working capital adjustments, in exchange for all the outstanding equity interests of STC. See Note 3 for additional information on the HEP Transaction.

HollyFrontier’s senior management team at the Closing Date will continue to operate the combined company. Pursuant to that certain stockholders agreement (the “Stockholders Agreement”) by and among HF Sinclair, Sinclair HoldCo and the stockholders of Sinclair HoldCo (together with Sinclair HoldCo and each of their permitted transferees, the “Sinclair Parties”), Sinclair HoldCo was granted the right to nominate, and has nominated, two directors to our Board of Directors at the Closing Date. The Sinclair HoldCo stockholders also agreed to certain customary lock up, voting and standstill restrictions, as well as customary registration rights, for the HF Sinclair common stock issued to the stockholders of Sinclair HoldCo. HF Sinclair is headquartered in Dallas, Texas, with combined business offices in Salt Lake City, Utah.

Under the terms of the Business Combination Agreement, HF Sinclair acquired Sinclair HoldCo’s refining, branded marketing, renewables, and midstream businesses. The branded marketing business supplies high-quality fuels to more than 1,300 Sinclair branded stations and licenses the use of the Sinclair brand at more than 300 additional locations throughout the United States. The renewables business includes the operation of a renewable diesel unit located in Sinclair, Wyoming. The refining business includes two Rocky Mountains-based refineries located in Casper, Wyoming and Sinclair, Wyoming. Under the terms of the Contribution Agreement, HEP acquired STC, Sinclair HoldCo’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair refineries and third parties, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired STC’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline (the 25% non-operated interest not already owned by HEP, resulting in UNEV Pipeline, LLC becoming a wholly owned subsidiary of HEP). The addition of the Acquired Sinclair Businesses to the HollyFrontier business created a combined company with increased scale and ability to diversify and is expected to drive growth through the expanded refining and renewables business. In addition, the HFC Transactions added an integrated branded wholesale distribution network to our business.

This transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the effective date, with the excess consideration recorded as goodwill.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The following tables present the preliminary purchase consideration and preliminary purchase price allocation of the assets acquired and liabilities assumed on March 14, 2022:

Preliminary Purchase Consideration (in thousands except for per share amounts)
Shares of HF Sinclair common stock issued	60,230
Closing price per share of HFC common stock (1)	$35.68
Purchase consideration paid in HF Sinclair common stock	2,149,008
Shares of HEP common units issued to Sinclair	21,000
Closing price per share of HEP common units (2)	$16.62
Purchase consideration paid in units of HEP common units	349,020
Total equity consideration	2,498,028
Cash consideration paid by HEP	321,366
Aggregate of Estimated Adjusted Payments received by HFC and HEP	(90,165)
Total cash consideration	231,201
Total purchase consideration	$2,729,229

(1)Based on the HollyFrontier closing stock price on March 11, 2022.
(2)Based on the HEP closing unit price on March 11, 2022.

(In thousands)
Assets Acquired
Accounts receivable	$503,903
Inventories: Crude oil and refined products	861,580
Inventories: Materials, supplies and other	33,700
Properties, plants and equipment	1,379,841
Operating lease right-of-use assets	4,585
Other assets: Intangibles and other	450,509
Total assets acquired	$3,234,118

Liabilities Assumed
Accounts payable	$562,193
Operating lease liabilities	1,030
Accrued liabilities	101,527
Noncurrent operating lease liabilities	3,554
Deferred income taxes	364,582
Other long-term liabilities	31,711
Total liabilities assumed	$1,064,597
Net assets acquired	$2,169,521
Goodwill	$559,708

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The preliminary purchase price allocation resulted in the recognition of $559.7 million in goodwill, of which $83.7 million was related to HEP. The goodwill recognized is primarily attributable to operating and administrative synergies and net deferred tax liabilities arising from the differences between the estimated fair values of assets and liabilities and the tax basis of these assets and liabilities. There are qualitative assumptions of long-term factors that this acquisition creates for our stockholders, including increased scale and diversification that is expected to drive growth through the expanded refining and renewables businesses and the addition of an integrated branded wholesale distribution network. This goodwill is not deductible for income tax purposes.

The fair value of properties, plants and equipment was based on the combination of the cost and market approaches. Key assumptions in the cost approach include determining the replacement cost by evaluating recent published data and adjusting replacement cost for physical deterioration, functional, and economic obsolescence. We used the market approach to measure the value of certain assets through an analysis of recent sales or offerings of comparable properties.

The fair value of crude oil and refined products inventory was based on market prices as of the acquisition date.

Intangibles include the Sinclair trade name, fuel agreements and customer relationships totaling $189.1 million that are being amortized on a straight-line basis over a range of four to twenty-year period. The intangible assets were valued using the income approach.

The fair value of equity method investments totaled $242.7 million and were based on a combination of valuation methods including discounted cash flows and the guideline public company method.

Accrued liabilities include $84.5 million of RINs credit obligations, including 2022 obligations through the Closing Date, which were valued based on market prices for RINs at the effective date, a Level 2 input. Sinclair HoldCo is financially responsible for satisfaction of RINs credit obligations for all periods prior to the closing. This receivable totaled $79.6 million and was valued based on market prices for RINs at the effective date.

All other fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The fair values of all other current receivable and payables were equivalent to their carrying values due to their short-term nature.

These fair value estimates are preliminary and, therefore, the final fair values of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all needed information has become available and working capital true-up is complete, and we finalize our valuations.

Our consolidated financial and operating results reflect the Acquired Sinclair Businesses operations beginning March 14, 2022. Our results of operations included revenue and income from operations of $523.3 million and $40.4 million, respectively, for the period from March 14, 2022 through March 31, 2022 related to these operations.

For the three months ended March 31, 2022, we incurred $25.0 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the three months ended March 31, 2022 and 2021 was derived from our historical financial statements giving effect to the Sinclair Transactions as if they had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of the fair-valued properties, plants and equipment acquired in the Sinclair Transactions and the estimated tax impacts of the pro forma adjustments.

Additionally, pro forma earnings include certain non-recurring charges, the substantial majority of which consist of transaction costs related to financial advisors, legal advisors and professional accounting services.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The pro forma results of operations do not include any cost savings or other synergies that may result from the Sinclair Transactions. The pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Sinclair Transactions taken place on January 1, 2021 and is not intended to be a projection of future results.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Sales and other revenues	$8,464,249	$4,361,745
Net income attributable to HF Sinclair stockholders	$71,266	$104,742

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and / or operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of March 31, 2022, HEP owned a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); and a 25.06% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a 220-mile crude oil pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a 310-mile pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

At March 31, 2022, we owned a 47% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 77% of HEP’s total revenues for the three months ended March 31, 2022. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

HEP has outstanding debt under a senior secured revolving credit agreement and its senior notes. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 10 for a description of HEP’s debt obligations.

HEP has risk associated with its operations. If a major customer of HEP were to terminate its contracts or fail to meet desired shipping or throughput levels for an extended period of time, revenue would be reduced and HEP could suffer substantial losses to the extent that a new customer is not found. In the event that HEP incurs a loss, our operating results will reflect HEP’s loss, net of intercompany eliminations, to the extent of our ownership interest in HEP at that point in time.

Cushing Connect Joint Venture
In October 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect, for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa Refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline was placed in service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Cushing Connect entered into a contract with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners. However, HEP is solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP’s share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million.

Cushing Connect and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal, are each VIE’s because they do not have sufficient equity at risk to finance their activities without additional financial support. HEP is the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and HEP has more ability to direct the activities that most significantly impact the financial performance of Cushing Connect and Cushing Connect Pipeline. Therefore, HEP consolidates these two entities. HEP is not the primary beneficiary of Cushing Connect Terminal, which HEP accounts for using the equity method of accounting.

Sinclair Transportation Company Acquisition
On August 2, 2021, HEP, Sinclair HoldCo and STC, a wholly owned subsidiary of Sinclair HoldCo, entered into a contribution agreement (as amended on March 14, 2022, the “Contribution Agreement”), which closed on March 14, 2022. Pursuant to the Contribution Agreement, HEP acquired all of the outstanding equity interests of STC in exchange for 21,000,000 newly issued common limited partner units of HEP with a value of approximately $349.0 million based on HEP’s fully diluted common limited partner units outstanding and HEP’s closing unit price on March 11, 2022, and cash consideration equal to $321.4 million, inclusive of estimated working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $670.4 million.

As a result of this common unit issuance and our resulting HEP ownership change, we adjusted additional capital and equity attributable to HEP’s noncontrolling interest holders to reallocate HEP’s equity among its unitholders.

As part of HEP’s acquisition of STC, HEP acquired the 25.0% non-operated interest of UNEV Pipeline, LLC (“UNEV”) not already owned by HEP and as such, UNEV, the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada and associated product terminals, became a wholly owned subsidiary of HEP.

HEP’s existing senior management team continues to operate HEP. Pursuant to that certain unitholders agreement (the “Unitholders Agreement”) by and among HEP, Holly Logistic Services, L.L.P., Navajo Pipeline Co., L.P. and the Sinclair Parties, Sinclair HoldCo was granted the right to nominate, and has nominated, one director to the HEP Board of Directors at the Closing Date. Sinclair HoldCo’s stockholders have also agreed to certain customary lock up restrictions and registration rights for the HEP common limited partner units to be issued to the stockholders of Sinclair HoldCo. HEP will continue to be named Holly Energy Partners, L.P.

Contemporaneous with the closing of the Sinclair Transactions, HEP and HollyFrontier amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2037. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP including UNEV (a consolidated subsidiary of HEP). Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. On March 14, 2022, HollyFrontier Refining & Marketing LLC, Sinclair Oil and Holly Energy Partners - Operating, L.P. entered into an amendment to the master throughput agreement. As of March 31, 2022, these agreements require minimum annualized payments to HEP of $424.3 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP and UNEV are eliminated and have no impact on our consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Lease income recognized was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease revenues	$3,127	$4,447
Sales-type lease interest income	$632	$639
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$361	$337

NOTE 4:Revenues

Substantially all revenue-generating activities relate to sales of refined product and excess crude oil inventories sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to HEP logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$5,301,036	$2,471,771
Specialty lubricant products (2)	682,041	480,681
Asphalt, fuel oil and other products (3)	439,182	158,586
Total refined product revenues	6,422,259	3,111,038
Excess crude oil revenues (4)	682,597	356,300
Renewable diesel revenues (5)	28,313	—
Transportation and logistic services	27,944	25,258
Marketing revenues (6)	277,041	—
Other revenues (7)	20,596	11,697
Total sales and other revenues	$7,458,750	$3,504,293

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,909,468	$1,668,213
Southwest	1,063,104	768,063
Rocky Mountains	1,858,487	237,803
Northeast	243,437	172,298
Canada	253,959	181,946
Europe, Asia and Latin America	93,804	82,715
Total refined product revenues	$6,422,259	$3,111,038

(1)Transportation fuels revenues are attributable to our Refining segment wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenues include revenues attributable to our Refining and Lubricants and Specialty Products segments of $367.6 million and $71.6 million, respectively, for the three months ended March 31, 2022, and $117.3 million and $41.3 million, respectively, for the three months ended March 31, 2021.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Renewable diesel revenues are attributable to our Renewables segment.
(6)Marketing revenues consist primarily of branded gasoline and diesel fuel.
(7)Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at January 1	$9,278	$6,738
Increase	7,664	7,730
Recognized as revenue	(8,197)	(8,583)
Balance at March 31	$8,745	$5,885

As of March 31, 2022, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows, which include branded sales volumes assumed upon our acquisition of the Acquired Sinclair Businesses:

	Remainder of 2022	2023	2024	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	27,260	29,310	23,048	43,894	123,512

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of March 31, 2022 are presented below:

	Remainder of 2022	2023	2024	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$8,431	$10,977	$10,977	$3,006	$33,391

NOTE 5:Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consist of derivative instruments and RINs credit obligations.

Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability, including assumptions about risk). GAAP categorizes inputs used in fair value measurements into three broad levels as follows:

•(Level 1) Quoted prices in active markets for identical assets or liabilities.
•(Level 2) Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.
•(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

The carrying amounts of derivative instruments and RINs credit obligations at March 31, 2022 and December 31, 2021 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2022
Assets:
NYMEX futures contracts	$5,734	$5,734	$—	$—
Commodity forward contracts	5,934	—	5,934	—
RINs receivable (1)	76,458	—	76,458	—
Foreign currency forward contracts	52	—	52	—
Total assets	$88,178	$5,734	$82,444	$—

Liabilities:
Commodity forward contracts	$5,207	$—	$5,207	$—
RINs credit obligations (2)	144,746	—	144,746	—
Total liabilities	$149,953	$—	$149,953	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Assets:
Commodity forward contracts	$286	$—	$286	$—
Foreign currency forward contracts	6,177	—	6,177	—
Total assets	$6,463	$—	$6,463	$—

Liabilities:
NYMEX futures contracts	$1,269	$1,269	$—	$—
Commodity forward contracts	566	—	566	—
RINs credit obligations (2)	9,429	—	9,429	—
Total liabilities	$11,264	$1,269	$9,995	$—

(1)Represents a receivable from Sinclair HoldCo. Sinclair HoldCo is financially responsible for satisfaction of RINs credit obligations for all periods prior to the closing of the Sinclair Transactions. See Note 2 for additional information.
(2)Represent obligations for RINs credits for which we did not have sufficient quantities at March 31, 2022 and December 31, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements. See Note 2 for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Level 1 Instruments
Our NYMEX futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Instruments
Derivative instruments consisting of forward sales and purchase contracts and foreign currency forward contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the forward sales and purchase contracts are computed using quoted forward commodity prices. The fair value of foreign currency forward contracts are based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. RINs receivable and RINs credit obligations are valued based on current market RINs prices.

NOTE 6:Earnings Per Share

Basic earnings per share is calculated as net income attributable to HF Sinclair stockholders, adjusted for participating securities’ share in earnings divided by the average number of shares of common stock outstanding. Diluted earnings per share includes the incremental shares resulting from certain share-based awards. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income attributable to HF Sinclair stockholders:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$159,974	$148,217
Participating securities’ share in earnings (1)	1,983	2,042
Net income attributable to common shares	$157,991	$146,175
Average number of shares of common stock outstanding	175,081	162,479
Average number of shares of common stock outstanding assuming dilution	175,081	162,479
Basic earnings per share	$0.90	$0.90
Diluted earnings per share	$0.90	$0.90

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(1)Unvested restricted stock unit awards and unvested performance share units that settle in HF Sinclair common stock represent participating securities because they participate in nonforfeitable dividends or distributions with the common stockholders of HF Sinclair. Participating earnings represent the distributed and undistributed earnings of HF Sinclair attributable to the participating securities. Unvested restricted stock unit awards and performance share units do not participate in undistributed net losses as they are not contractually obligated to do so.

NOTE 7:Stock-Based Compensation

In connection with the Sinclair Transactions, we assumed all obligations of HollyFrontier under HollyFrontier’s existing stock-based compensation plans, which includes the HF Sinclair Corporation 2007 Long-Term Incentive Compensation Plan (previously known as the HollyFrontier Corporation Long-Term Incentive Compensation Plan, the “2007 Plan”) and the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (previously known as the HollyFrontier Corporation 2020 Long Term Incentive Plan, the “2020 Plan). Awards are no longer granted, but continue to remain outstanding, under the 2007 Plan. The 2007 Plan previously provided for, and the 2020 Plan currently provides for, the grant of unrestricted and restricted stock, restricted stock units, other stock based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest over a period of three years and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The compensation cost for these plans was $8.9 million and $10.9 million for the three months ended March 31, 2022 and 2021, respectively.

Additionally, HEP maintains an equity-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s equity-based compensation plan was $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021.

A summary of restricted stock unit and performance share unit activity during the three months ended March 31, 2022 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2022	1,604,540	864,626
Granted (1)	15,581	7,335
Vested	(7,026)	—
Forfeited	(19,100)	—
Outstanding at March 31, 2022	1,593,995	871,961

(1) Weighted average grant date fair value per unit	$36.39	$38.50

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 8:Inventories

Inventories consist of the following components:

	March 31, 2022	December 31, 2021
	(In thousands)
Crude oil	$919,669	$630,873
Other raw materials and unfinished products (1)	620,214	530,067
Finished products (2)	1,517,882	726,930
Lower of cost or market reserve	(188)	(8,739)
Process chemicals (3)	47,753	43,025
Repair and maintenance supplies and other (4)	191,738	199,972
Total inventory	$3,297,068	$2,122,128

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $0.2 million and $8.7 million at March 31, 2022 and December 31, 2021, respectively. A new market reserve of $0.2 million as of March 31, 2022 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of products sold totaling $8.6 million for the three months ended March 31, 2022.

At March 31, 2022, the LIFO value of our refining inventories was equal to cost.

NOTE 9:Environmental

Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. We have ongoing investigations of environmental matters at various locations and routinely assess our recorded environmental obligations, if any, with respect to such matters. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and cleanup activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

We incurred expense of $7.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $138.4 million and $117.2 million at March 31, 2022 and December 31, 2021, respectively, of which $117.1 million and $99.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Accrued environmental liabilities assumed in the Sinclair Transactions were $15.0 million. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 10:Debt

HF Sinclair Credit Agreement
On April 27, 2022, after giving effect to the consummation of the exchange offers and the issuance of the HF Sinclair Senior Notes (as defined below), HF Sinclair entered into a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. The HF Sinclair Credit Agreement replaced the $1.35 billion senior unsecured credit facility of HollyFrontier (the “Terminated HFC Credit Agreement”), which terminated on April 27, 2022. At March 31, 2022, HollyFrontier was in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the Terminated HFC Credit Agreement.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option based on the currency of such indebtedness at either (a) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus half of 1%, Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1% and the prime rate (as publicly announced from time to time by the administrative agent), as applicable, plus an applicable margin (ranging from 0.25% to 1.125%), (b) the CDOR Rate (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) (c) the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) or (d) the Daily Simple RFR (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%).

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At March 31, 2022, HEP was in compliance with all of its covenants, had outstanding borrowings of $1.1 billion and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 2.71% as of March 31, 2022.

HEP’s obligations under the HEP Credit Agreement are collateralized by substantially all of HEP’s assets and are guaranteed by HEP’s material wholly owned subsidiaries. Any recourse to the general partner would be limited to the extent of HEP Logistics Holdings, L.P.’s assets, which other than its investment in HEP are not significant. HEP’s creditors have no recourse to our other assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HollyFrontier Senior Notes
At March 31, 2022, HollyFrontier’s senior notes consisted of the following:

•$350.0 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HollyFrontier 2.625% Senior Notes”);
•$1.0 billion in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”); and
•$400.0 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes”).

These senior notes (collectively, the “HollyFrontier Senior Notes”) were unsecured and unsubordinated obligations and rank equally with all other existing and future unsecured and unsubordinated indebtedness of HollyFrontier.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HFC Bond Exchange
On April 27, 2022, HF Sinclair completed its offers to exchange any and all outstanding HollyFrontier Senior Notes for 2.625% senior notes maturing 2023 (the “HF Sinclair 2.625% Senior Notes”), 5.875% senior notes maturing 2026 (the “HF Sinclair 5.875% Senior Notes”) and 4.500% senior notes maturing 2030 (the “HF Sinclair 4.500% Senior Notes” and, collectively, the “HF Sinclair Senior Notes”) to be issued by HF Sinclair and cash. Additionally, HF Sinclair solicited consents to adopt certain amendments to the indenture governing the HollyFrontier Senior Notes.

Following the settlement of the exchange offers and consent solicitations, the HF Sinclair Senior Notes consisted of the following:

Title of Series of HF Sinclair Senior Notes	Aggregate Principal Amount (as of April 27, 2022)
(In thousands)
2.625% HF Sinclair Senior Notes maturing 2023	$290,348
5.875% HF Sinclair Senior Notes maturing 2026	$797,100
4.500% HF Sinclair Senior Notes maturing 2030	$325,034

The HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. Each series of HF Sinclair Senior Notes has the same interest rate (including interest rate adjustment provisions, as applicable), interest payment dates, maturity date and redemption terms as the corresponding series of HollyFrontier Senior Notes. The HF Sinclair Senior Notes were issued in exchange for the HollyFrontier Senior Notes pursuant to a private exchange offer exempt from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the HF Sinclair Senior Notes, HF Sinclair agreed to use its commercially reasonable efforts to file (and have declared effective) a registration statement with respect to a registered offer to exchange the HF Sinclair Senior Notes for substantially identical registered notes. HF Sinclair will be obligated to pay additional interest if it does not complete the exchange offer on or prior to April 27, 2023, or if a shelf registration statement with respect to the HF Sinclair Senior Notes (if required to be filed) is not declared effective by the dates indicated in the Registration Rights Agreement.

Following the settlement of the exchange offers and consent solicitations, as of April 27, 2022, the HollyFrontier Senior Notes that were not tendered and exchanged, and which remain outstanding, consisted of the following:

Title of Series of HollyFrontier Senior Notes	Aggregate Principal Amount (as of April 27, 2022)
(In thousands)
2.625% HollyFrontier Senior Notes maturing 2023	$59,652
5.875% HollyFrontier Senior Notes maturing 2026	$202,900
4.500% HollyFrontier Senior Notes maturing 2030	$74,966

In connection with the exchange offers and consent solicitations, HollyFrontier amended the indenture governing the HollyFrontier Senior Notes to eliminate (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default”, (iii) the SEC reporting covenant and (iv) with respect to the HollyFrontier 2.625% Senior Notes and the HollyFrontier 4.500% Senior Notes only, the offer to repurchase such senior notes upon certain change of control triggering events.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $38.8 million and $37.4 million at March 31, 2022 and December 31, 2021, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Senior Notes
HEP’s 5.0% senior notes ($500.0 million aggregate principal amount maturing February 2028) (the “HEP 5.0% Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP 5.0% Senior Notes as of March 31, 2022. At any time when the HEP 5.0% Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. or S&P Global Ratings and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP 5.0% Senior Notes.

Indebtedness under the HEP 5.0% Senior Notes is guaranteed by certain of HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

On April 8, 2022, HEP and Holly Energy Finance Corp. issued $400 million aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The HEP 6.375% Senior Notes were issued at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses, are unsecured and impose certain restrictive covenants and other terms consistent with the HEP 6.375% Senior Notes described above. The net proceeds from the offering of the HEP 6.375% Senior Notes were used to partially repay outstanding borrowings under the HEP Credit Agreement.

The carrying amounts of long-term debt are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
HollyFrontier
2.625% Senior Notes	$350,000	$350,000
5.875% Senior Notes	1,000,000	1,000,000
4.500% Senior Notes	400,000	400,000
	1,750,000	1,750,000

Unamortized discount and debt issuance costs	(9,666)	(10,312)

Total HollyFrontier long-term debt	1,740,334	1,739,688

HEP Credit Agreement	1,141,500	840,000

HEP
5.000% Senior Notes	500,000	500,000

Unamortized discount and debt issuance costs	(7,133)	(6,951)

Total HEP long-term debt	1,634,367	1,333,049

Total long-term debt	$3,374,701	$3,072,737

The fair values of the senior notes are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)

HollyFrontier Senior Notes	$1,783,443	$1,912,753

HEP Senior Notes	$474,605	$502,705

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $3.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11:Derivative Instruments and Hedging Activities

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, forward purchase and sales and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

Accounting Hedges
We had swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas that matured as of December 31, 2021. We also periodically have forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2022	2021		2022	2021
	(In thousands)
Commodity contracts	$326	$(4,642)	Sales and other revenues	$(5,288)	$(13,719)
			Operating expenses	—	(156)
Total	$326	$(4,642)		$(5,288)	$(13,875)

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and forward purchase and sell contracts that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 10 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended March 31,
		2022	2021
		(In thousands)
Commodity contracts	Cost of products sold	$(9,788)	$(2,610)
	Interest expense	(1,421)	2,675
Foreign currency contracts	Gain (loss) on foreign currency transactions	(6,430)	(6,743)
	Total	$(17,639)	$(6,678)

As of March 31, 2022, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2022	2023	Unit of Measure
Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	2,120,000	2,120,000	—	Barrels
Forward gasoline and diesel contracts - long	805,000	805,000	—	Barrels
Foreign currency forward contracts	450,707,774	340,773,326	109,934,448	U.S. dollar
Forward commodity contracts (platinum)	38,723	3,800	34,923	Troy ounces

The following table presents the fair value and balance sheet locations of our outstanding derivative instruments. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position in our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2022

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$5,734	$—	$5,734	$—	$—	$—
Commodity forward contracts	5,934	—	5,934	5,207	—	5,207
Foreign currency forward contracts	2,723	(2,671)	52	—	—	—
	$14,391	$(2,671)	$11,720	$5,207	$—	$5,207

Total net balance			$11,720			$5,207

Balance sheet classification:	Prepayment and other		$11,720	Accrued liabilities		$5,207

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2021
Derivatives designated as cash flow hedging instruments:
Commodity forward contracts	$—	$—	$—	$238	$—	$238
	$—	$—	$—	$238	$—	$238

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1,269	$—	$1,269
Commodity forward contracts	286	—	286	328	—	328
Foreign currency forward contracts	7,494	(1,317)	6,177	—	—	—
	$7,780	$(1,317)	$6,463	$1,597	$—	$1,597

Total net balance			$6,463			$1,835

Balance sheet classification:	Prepayment and other		$6,463	Accrued liabilities		$1,835

NOTE 12:Equity

As a result of the HFC Transactions, discussed in Note 2, each share of HollyFrontier common stock issued and outstanding immediately prior to the closing of the HFC Transactions (other than treasury shares which were cancelled pursuant to the Business Combination Agreement) was automatically converted into one validly issued, fully paid and non-assessable share of HF Sinclair common stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as a share of HollyFrontier common stock immediately prior to the closing of the HFC Transactions.

Shares of our common stock outstanding and activity for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
	2022	2021

Common shares outstanding at January 1	163,001,446	162,413,660
Common shares issued in connection with Sinclair Transactions	60,230,036	—
Vesting of restricted stock units	7,026	29,677
Purchase of treasury stock (1)	(8,824)	(350)
Common shares outstanding at March 31	223,229,684	162,442,987

(1)Shares withheld under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards, as well as other stock repurchases under separate authority from our Board of Directors.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. As of March 31, 2022, we had not repurchased common stock under this share repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 13:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2022
Net change in foreign currency translation adjustment	$1,721	$379	$1,342
Net unrealized gain on hedging instruments	326	67	259
Net change in pension and other post-retirement benefit obligations	(906)	(221)	(685)
Other comprehensive income attributable to HF Sinclair stockholders	$1,141	$225	$916

Three Months Ended March 31, 2021
Net change in foreign currency translation adjustment	$(5,863)	$(1,225)	$(4,638)
Net unrealized loss on hedging instruments	(4,642)	(1,169)	(3,473)
Net change in pension and other post-retirement benefit obligations	(930)	(237)	(693)
Other comprehensive loss attributable to HF Sinclair stockholders	$(11,435)	$(2,631)	$(8,804)

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended March 31,
	2022	2021
	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,288)	$(13,719)	Sales and other revenues
	—	(156)	Operating expenses
	(5,288)	(13,875)
	(1,282)	(3,497)	Income tax benefit
	(4,006)	(10,378)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	45	101	Gain on sale of assets and other
	11	25	Income tax expense
	34	76	Net of tax

Post-retirement healthcare obligations	870	838	Gain on sale of assets and other
	211	211	Income tax expense
	659	627	Net of tax

Retirement restoration plan	(9)	(9)	Gain on sale of assets and other
	(2)	(2)	Income tax benefit
	(7)	(7)	Net of tax

Total reclassifications for the period	$(3,320)	$(9,682)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Accumulated other comprehensive income in the equity section of our consolidated balance sheets includes:

	March 31, 2022	December 31, 2021
	(In thousands)
Foreign currency translation adjustment	$(6,519)	$(7,861)
Unrealized gain on pension obligation	1,404	1,449
Unrealized gain on post-retirement benefit obligations	8,702	9,342
Unrealized loss on hedging instruments	—	(259)
Accumulated other comprehensive income	$3,587	$2,671

NOTE 14:Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Pursuant to the Business Combination Agreement, all pre-closing RINs obligations of Sinclair HoldCo’s subsidiaries (which are now subsidiaries of HF Sinclair as a result of the HFC Transactions) remain with Sinclair HoldCo. Sinclair HoldCo is required to transfer to HF Sinclair the number of each applicable type of RIN required for Sinclair HoldCo to demonstrate compliance for any pre-closing obligations it retained by the deadlines set forth in the Business Combination Agreement. If Sinclair HoldCo does not deliver all the required RINs by the applicable deadline, then, within five days following the delivery of an invoice therefor, Sinclair HoldCo is required to pay to HF Sinclair the amount of all out-of-pocket costs and expenses incurred by HF Sinclair to comply with Sinclair HoldCo’s pre-closing obligations prior to such deadline, including the price of any RINs purchased by HF Sinclair. In relation to this, 2,570,000 shares of HF Sinclair common stock and 5,290,000 HEP common units, in each case, out of the purchase consideration paid to Sinclair HoldCo, are held in escrow to secure Sinclair HoldCo’s RINs credit obligations under the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement.

During 2017, 2018 and 2019, the EPA granted the Cheyenne Refinery and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016, 2017 and 2018, respectively, calendar years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production are not subject to the Renewable Volume Obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of products sold.

Various subsidiaries of HollyFrontier are currently intervenors in one lawsuit brought by renewable fuel interest groups against the EPA in federal court alleging violations of the RFS under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue. The lawsuit is currently pending before the U.S. Court of Appeals for the DC Circuit. On August 25, 2021, the EPA filed a motion to voluntarily remand the matter to the EPA. We did not oppose this motion. The DC Circuit granted EPA’s motion for a voluntary remand, but ordered the agency to issue decisions on the challenged 2018 small refinery exemption decisions within 90 days of the court’s December 8, 2021 order or 90 days from the submission of supplemental materials by the small refineries so long as a decision is made within 120 days of the court’s order. Pursuant to the court’s order, on April 7, 2022, the EPA issued decisions on the challenged 2018 small refinery exemptions and denied those filed by HollyFrontier. On May 6, 2022, HollyFrontier filed a lawsuit in the DC Circuit challenging the EPA’s denial. We are unable to estimate the costs we may incur, if any, at this time.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021 and we recorded a “Gain on tariff settlement” on our consolidated statements of operations for the three months ended March 31, 2021.

NOTE 15:Segment Information

Effective the first quarter of 2022, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our businesses. Accordingly, we created two new reportable segments, Renewables and Marketing. Our operations are now organized into five reportable segments, Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP. Our operations that are not included in one of these five reportable segments are included in Corporate and Other. Intersegment transactions are eliminated in our consolidated financial statements and are included in Eliminations. Corporate and Other and Eliminations are aggregated and presented under the Corporate, Other and Eliminations column.

As a result of the Sinclair Transactions that closed on March 14, 2022, the operations of the Acquired Sinclair Businesses are reported in the Refining, Renewables, Marketing and HEP segments.

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo and Woods Cross refineries and HollyFrontier Asphalt Company LLC (“HFC Asphalt”). Also, effective with our acquisition that closed November 1, 2021, the Refining segment includes our Puget Sound refinery, and effective with our acquisition that closed March 14, 2022, includes our Sinclair and Casper refineries. Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

The Renewables segment represents the operations of the Cheyenne renewable diesel unit (“RDU”), which was mechanically complete in the fourth quarter of 2021 and fully operational in the first quarter of 2022, the pre-treatment unit (“PTU”) at our Artesia, New Mexico facility, which was completed and fully operational in the first quarter of 2022 and the Artesia RDU, which is expected to be completed in the second quarter of 2022. Also, effective with our acquisition of the Acquired Sinclair Businesses that closed March 14, 2022, the Renewables segment includes the Sinclair RDU. During the construction phase of our RDUs and PTU, operating expense and capital expenditures were reported in the Corporate and Other segment, and this financial information has been retrospectively adjusted to reflect our current segment presentation.

The Marketing segment includes branded fuel sales through more than 300 distributors to more than 1,300 branded sites in the United States and licensing fees for the use of the Sinclair brand at more than 300 additional locations throughout the country.

The Lubricants and Specialty Products segment involves Petro-Canada Lubricants, Inc.’s (“PCLI”) production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the largest suppliers of locomotive engine oil in North America. Also, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The HEP segment also includes 50% ownership interests in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect, a 25.06% ownership interest in the Saddle Butte Pipeline and a 49.995% ownership interest in Pioneer Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021.

As discussed above, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. As a result of these changes, assets by segment are no longer a measure used to assess the performance of the segments by our chief operating decision maker and thus not reported in our disclosures.

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2022
Sales and other revenues:
Revenues from external customers	$6,371,894	$28,313	$277,041	$753,558	$27,944	$—	$7,458,750
Intersegment revenues	134,273	19,054	—	1,451	92,254	(247,032)	—
	$6,506,167	$47,367	$277,041	$755,009	$120,198	$(247,032)	$7,458,750
Cost of products sold (exclusive of lower of cost or market inventory)	$5,909,610	$44,271	$271,131	$504,577	$—	$(227,577)	$6,502,012
Lower of cost or market inventory valuation adjustment	$—	$(8,551)	$—	$—	$—	$—	$(8,551)
Operating expenses	$354,972	$27,096	$—	$66,001	$42,624	$(13,259)	$477,434
Selling, general and administrative expenses	$33,882	$872	$140	$41,749	$4,312	$29,467	$110,422
Depreciation and amortization	$94,681	$5,800	$501	$20,594	$21,586	$1,439	$144,601
Income (loss) from operations	$113,022	$(22,121)	$5,269	$122,088	$51,676	$(37,102)	$232,832
Earnings of equity method investments	$—	$—	$—	$—	$3,626	$—	$3,626
Capital expenditures	$29,920	$98,769	$—	$6,370	$14,147	$9,090	$158,296

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total

Three Months Ended March 31, 2021
Sales and other revenues:
Revenues from external customers	$2,957,033	$—	$521,998	$25,258	$4	$3,504,293
Intersegment revenues	60,462	—	2,565	101,926	(164,953)	—
	$3,017,495	$—	$524,563	$127,184	$(164,949)	$3,504,293
Cost of products sold (exclusive of lower of cost or market inventory)	$2,761,943	$—	$331,523	$—	$(133,161)	$2,960,305
Lower of cost or market inventory valuation adjustment	$(199,528)	$—	$—	$—	$(509)	$(200,037)
Operating expenses	$292,855	$12,821	$60,753	$41,365	$(7,885)	$399,909
Selling, general and administrative expenses	$28,496	$—	$45,553	$2,969	$4,957	$81,975
Depreciation and amortization	$88,082	$342	$20,121	$23,006	$(7,472)	$124,079
Income (loss) from operations	$45,647	$(13,163)	$66,613	$59,844	$(20,879)	$138,062
Earnings of equity method investments	$—	$—	$—	$1,763	$—	$1,763
Capital expenditures	$40,361	$70,223	$4,087	$33,218	$2,072	$149,961

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries. References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to March 31, 2022 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in El Dorado, Kansas (the “El Dorado Refinery”); Tulsa, Oklahoma, which comprise two production facilities, the Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); Anacortes, Washington (the “Puget Sound Refinery”); Artesia, New Mexico, which operates in conjunction with crude oil distillation, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”); Woods Cross, Utah (the “Woods Cross Refinery”); Sinclair, Wyoming (the “Sinclair Refinery”) and Casper, Wyoming (the “Casper Refinery”). We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,300 Sinclair branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming. We also own a 47% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HF Sinclair subsidiaries.

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

Table of Content
In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock to Sinclair HoldCo, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. On the Closing Date, Sinclair HoldCo made a $90.2 million cash payment to HF Sinclair related to estimated working capital adjustments pursuant to the Business Combination Agreement, which reduced the aggregate transaction value to approximately $2,059 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure Sinclair HoldCo’s obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, Sinclair HoldCo’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $321.4 million, inclusive of working capital adjustments, to Sinclair HoldCo in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units are currently held in escrow to secure Sinclair HoldCo’s RINs credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement.

Under the terms of the Business Combination Agreement, HF Sinclair acquired Sinclair HoldCo’s refining, branded marketing, renewables, and midstream businesses. The branded marketing business supplies high-quality fuels to more than 1,300 Sinclair branded stations and licenses the use of the Sinclair brand at more than 300 additional locations throughout the United States. The renewables business includes the operation of a renewable diesel unit located in Sinclair, Wyoming. The refining business includes two Rocky Mountains-based refineries located in Casper, Wyoming and Sinclair, Wyoming. Under the terms of the Contribution Agreement, HEP acquired STC, Sinclair HoldCo’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair refineries and third parties, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired STC’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline, LLC (“UNEV”) (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP). The addition of Sinclair Oil and STC to the HollyFrontier business created a combined company with increased scale and ability to diversify and is expected to drive growth through the expanded refining and renewables business. In addition, the HFC Transactions added an integrated branded wholesale distribution network to our business.

HollyFrontier’s senior management team at the Closing Date will continue to operate the combined company. Pursuant to that certain stockholders agreement (the “Stockholders Agreement”) by and among HF Sinclair, Sinclair HoldCo and the stockholders of Sinclair HoldCo (together with Sinclair HoldCo and each of their permitted transferees, the “Sinclair Parties”), Sinclair HoldCo was granted the right to nominate, and has nominated, two directors to our Board of Directors at the Closing Date. The Sinclair HoldCo stockholders also agreed to certain customary lock up, voting and standstill restrictions, as well as customary registration rights, for the HF Sinclair common stock issued to the stockholders of Sinclair HoldCo. HF Sinclair is headquartered in Dallas, Texas, with combined business offices in Salt Lake City, Utah.

See Note 2 “Acquisitions” and Note 3 “Holly Energy Partners” in the Notes to Consolidated Financial Statements for additional information.

On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly owned subsidiary of HollyFrontier, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets. The acquisition closed on November 1, 2021.

For the three months ended March 31, 2022, net income attributable to HF Sinclair stockholders was $160.0 million compared to $148.2 million for the three months ended March 31, 2021. Gross refining margin per produced barrel sold in our Refining segment increased 59% for the three months ended March 31, 2022 over the same period of 2021.

Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $196.3 million for the three months ended March 31, 2022. At March 31, 2022, our open RINs credit obligations were $144.7 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Table of Content

Impact of COVID-19 on Our Business
The COVID-19 pandemic caused a decline in U.S. and global economic activity starting in the first quarter of 2020. This decrease reduced both volumes and unit margins across our businesses, resulting in lower gross margins and earnings. Global demand for transportation fuels, lubricants and the transportation and terminal services we provide began to improve late in the second quarter of 2020 and has returned to pre-pandemic levels.

The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in HollyFrontier’s Form 10-K under “Risk Factors” in Item 1A. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

OUTLOOK

Within our Refining segment, for the second quarter of 2022, we expect to run between 615,000 – 645,000 barrels per day of crude oil. This guidance reflects the strong underlying demand trends in our markets, the reduction of refined product supply driven by the global reaction to Russia’s invasion of Ukraine and a full quarter of contribution of the Sinclair and Casper refineries.

Within our Lubricants and Specialty Products segment, for the second quarter of 2022, we expect seasonal improvement in earnings in our Rack Forward business as well as continued strong performance in our Rack Back business due to the reduction in base oil supply from Russia.

Within our Renewables business, we expect to complete construction of the Artesia renewable diesel unit and commence start up in the second quarter. The Sinclair and Cheyenne renewable diesel units and the Artesia pre-treatment unit are all on-line. We will continue to ramp up production across these assets and expect to generate modestly positive earnings in the quarter as we reach full production levels. We are suspending construction of the Sinclair pre-treatment unit until 2023 pending a review of project economics and potential other alternatives.

In the second quarter of 2022, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and maintaining distributable cash flow coverage of 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

Our Board of Directors reinstated our regular quarterly dividend at an increased rate of $0.40 per share, as compared to the first quarter of 2021 dividend of $0.35 per share, effective with the dividend declared for the first quarter of 2022. Following the expected completion of our renewables capital projects in the second quarter of 2022, we intend to resume the repurchase of common stock under our existing $1.0 billion share repurchase program.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so. We anticipate $83 million in cash tax benefit in 2022 from the net operating loss carryback provisions under the CARES Act.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2022 and 2021 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2021
	2022	2021	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$7,458,750	$3,504,293	$3,954,457	113%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,502,012	2,960,305	3,541,707	120
Lower of cost or market inventory valuation adjustment	(8,551)	(200,037)	191,486	(96)
	6,493,461	2,760,268	3,733,193	135
Operating expenses (exclusive of depreciation and amortization)	477,434	399,909	77,525	19
Selling, general and administrative expenses (exclusive of depreciation and amortization)	110,422	81,975	28,447	35
Depreciation and amortization	144,601	124,079	20,522	17
Total operating costs and expenses	7,225,918	3,366,231	3,859,687	115
Income from operations	232,832	138,062	94,770	69
Other income (expense):
Earnings of equity method investments	3,626	1,763	1,863	106
Interest income	997	1,031	(34)	(3)
Interest expense	(34,859)	(38,386)	3,527	(9)
Gain on tariff settlement	—	51,500	(51,500)	(100)
Gain (loss) on foreign currency transactions	139	(1,317)	1,456	(111)
Gain on sale of assets and other	3,895	1,890	2,005	106
	(26,202)	16,481	(42,683)	(259)
Income before income taxes	206,630	154,543	52,087	34
Income tax expense (benefit)	21,329	(28,307)	49,636	(175)
Net income	185,301	182,850	2,451	1
Less net income attributable to noncontrolling interest	25,327	34,633	(9,306)	(27)
Net income attributable to HF Sinclair stockholders	$159,974	$148,217	$11,757	8%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$0.90	$0.90	$—	—%
Diluted	$0.90	$0.90	$—	—%
Cash dividends declared per common share	$—	$0.35	$(0.35)	(100)%
Average number of common shares outstanding:
Basic	175,081	162,479	12,602	8%
Diluted	175,081	162,479	12,602	8%

Balance Sheet Data

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$592,278	$234,444
Working capital	$2,627,703	$1,696,990
Total assets	$17,733,097	$12,916,613
Long-term debt	$3,374,701	$3,072,737
Total equity	$8,876,977	$6,294,465

Table of Content
Other Financial Data

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$461,036	$62,326
Net cash used for investing activities	$(385,176)	$(147,064)
Net cash provided by (used for) financing activities	$281,386	$(89,561)
Capital expenditures	$158,296	$149,961
EBITDA (1)	$359,766	$281,344

(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income (loss) attributable to HF Sinclair stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Segment Operating Data

Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP. See Note 15 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa Refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Sinclair and Casper Refineries. The Puget Sound Refinery was acquired November 1, 2021, and thus is included for the period January 1, 2022 to March 31, 2022. In addition, the refinery operations of the Sinclair and Casper Refineries are included for the period March 14, 2022 (date of acquisition) through March 31, 2022. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended March 31,
	2022 (8)	2021
Mid-Continent Region
Crude charge (BPD) (1)	290,200	216,290
Refinery throughput (BPD) (2)	305,390	229,560
Sales of produced refined products (BPD) (3)	280,260	210,680
Refinery utilization (4)	111.6%	83.2%

Average per produced barrel (5)
Refinery gross margin	$9.32	$6.45
Refinery operating expenses (6)	6.02	9.91
Net operating margin	$3.30	$(3.46)

Refinery operating expenses per throughput barrel (7)	$5.53	$9.09

Table of Content

	Three Months Ended March 31,
	2022 (8)	2021
Mid-Continent Region
Feedstocks:
Sweet crude oil	63%	59%
Sour crude oil	14%	13%
Heavy sour crude oil	18%	22%
Other feedstocks and blends	5%	6%
Total	100%	100%

Sales of produced refined products:
Gasolines	50%	51%
Diesel fuels	33%	34%
Jet fuels	7%	5%
Fuel oil	1%	1%
Asphalt	3%	3%
Base oils	4%	4%
LPG and other	2%	2%
Total	100%	100%

West Region
Crude charge (BPD) (1)	234,880	131,880
Refinery throughput (BPD) (2)	259,340	144,600
Sales of produced refined products (BPD) (3)	241,910	144,260
Refinery utilization (4)	70.6%	91.0%

Average per produced barrel (5)
Refinery gross margin	$16.61	$10.26
Refinery operating expenses (6)	9.33	8.09
Net operating margin	$7.28	$2.17

Refinery operating expenses per throughput barrel (7)	$8.70	$8.07

Feedstocks:
Sweet crude oil	23%	24%
Sour crude oil	55%	59%
Heavy sour crude oil	7%	—%
Black wax crude oil	6%	8%
Other feedstocks and blends	9%	9%
Total	100%	100%

Sales of produced refined products:
Gasolines	52%	55%
Diesel fuels	27%	36%
Jet fuels	6%	—%
Fuel oil	10%	2%
Asphalt	2%	4%
LPG and other	3%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2022 (8)	2021
Consolidated
Crude charge (BPD) (1)	525,080	348,170
Refinery throughput (BPD) (2)	564,730	374,160
Sales of produced refined products (BPD) (3)	522,170	354,940
Refinery utilization (4)	88.6%	86.0%

Average per produced barrel (5)
Refinery gross margin	$12.69	$8.00
Refinery operating expenses (6)	7.55	9.17
Net operating margin	$5.14	$(1.17)

Refinery operating expenses per throughput barrel (7)	$6.98	$8.70

Feedstocks:
Sweet crude oil	45%	45%
Sour crude oil	32%	31%
Heavy sour crude oil	13%	14%
Black wax crude oil	3%	3%
Other feedstocks and blends	7%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	51%	54%
Diesel fuels	31%	35%
Jet fuels	6%	3%
Fuel oil	5%	1%
Asphalt	2%	3%
Base oils	2%	2%
LPG and other	3%	2%
Total	100%	100%

(1)Crude charge represents the barrels per day of crude oil processed at our refineries.
(2)Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.
(3)Represents barrels sold of refined products produced at our refineries (including HFC Asphalt) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.
(4)Represents crude charge divided by total crude capacity (BPSD). As a result of our acquisition of the Puget Sound Refinery on November 1, 2021, and the Sinclair and Casper Refineries on March 14, 2022, our consolidated crude capacity increased from 405,000 BPSD at March 31, 2021 to 669,000 BPSD at March 31, 2022.
(5)Represents average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
(6)Represents total Refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.
(7)Represents total Refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.
(8)We acquired the Sinclair and Casper Refineries on March 14, 2022. Refining operating data for the three months ended March 31, 2022 includes crude oil and feedstocks processed and refined products sold at our Sinclair and Casper Refineries for the period March 14, 2022 through March 31, 2022 only, averaged over the 90 days in the three months ended March 31, 2022.

Table of Content
Renewables Operating Data

The following table sets forth information about our renewables operations and includes our Sinclair businesses for the period March 14, 2022 (the date of acquisition) through March 31, 2022.

Three Months Ended March 31, 2022
Renewables
Sales volumes (in thousand gallons)	4,943
Average per produced gallon (1)
Renewables gross margin	$0.63
Renewables operating expenses (2)	5.48
Net operating margin	$(4.85)

(1)Represents average amount per produced gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.
(2)Represents total Renewables segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of renewable diesel produced at our renewable diesel units.

Marketing Operating Data

The following table sets forth information about our Marketing operations and includes our Sinclair business for the period March 14, 2022 (the date of acquisition) through March 31, 2022.

Three Months Ended March 31, 2022
Marketing
Number of branded sites	1,323
Sales volumes (in thousand gallons)	84,913
Margin per gallon of sales (1)	$0.07

(1)Represents average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended March 31,
	2022	2021
Lubricants and Specialty Products
Throughput (BPD)	19,340	20,410
Sales of produced refined products (BPD)	35,010	32,570

Sales of produced refined products:
Finished products	51%	52%
Base oils	30%	26%
Other	19%	22%
Total	100%	100%

Table of Content
Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended March 31, 2022
Sales and other revenues	$278,586	$687,947	$(211,524)	$755,009
Cost of products sold	$178,539	$537,562	$(211,524)	$504,577
Operating expenses	$30,814	$35,187	$—	$66,001
Selling, general and administrative expenses	$6,207	$35,542	$—	$41,749
Depreciation and amortization	$7,557	$13,037	$—	$20,594
Income from operations	$55,469	$66,619	$—	$122,088

Three months ended March 31, 2021
Sales and other revenues	$173,442	$483,246	$(132,125)	$524,563
Cost of products sold	$132,532	$331,116	$(132,125)	$331,523
Operating expenses	$28,621	$32,132	$—	$60,753
Selling, general and administrative expenses	$6,739	$38,814	$—	$45,553
Depreciation and amortization	$7,305	$12,816	$—	$20,121
Income (loss) from operations	$(1,755)	$68,368	$—	$66,613

(1)Rack Back consists of our Petro-Canada Lubricants, Inc. (“PCLI’) base oil production activities, by-product sales to third parties and intra-segment base oil sales to Rack Forward.
(2)Rack Forward activities include the purchase of base oils from Rack Back and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties.
(3)Intra-segment sales of Rack Back produced base oils to Rack Forward are eliminated under the “Eliminations” column.

Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Summary
Net income attributable to HF Sinclair stockholders for the three months ended March 31, 2022 was $160.0 million ($0.90 per basic and diluted share), an $11.8 million increase from a net income of $148.2 million ($0.90 per basic and diluted share) for the three months ended March 31, 2021. The increase in net income was principally driven by stronger product demand, which resulted in an increase in refinery gross margins and higher refined product sales volumes. Net income for the three months ended March 31, 2021 was impacted by winter storm Uri, which increased natural gas costs across our refining system. Refinery gross margins for the three months ended March 31, 2022 increased to $12.69 per produced barrel sold from $8.00 for the three months ended March 31, 2021.

Sales and Other Revenues
Sales and other revenues increased 113% from $3,504.3 million for the three months ended March 31, 2021 to $7,458.8 million for the three months ended March 31, 2022 principally due to the increase in sales prices and higher refined product sales volumes, in part due to the acquisition of the Puget Sound Refinery and the acquisition of Sinclair Oil. Sales and other revenues for the three months ended March 31, 2022 and 2021 included $27.9 million and $25.3 million, respectively, of HEP revenues attributable to pipeline and transportation services provided to unaffiliated parties. Additionally, sales and other revenues included $753.6 million and $522.0 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended March 31, 2022 and 2021, respectively.

Cost of Products Sold
Total cost of products sold increased 135% from $2,760.3 million for the three months ended March 31, 2021 to $6,493.5 million for the three months ended March 31, 2022 principally due to higher crude oil costs and higher refined product sales volumes. During the first quarters of 2022 and 2021, we recognized a lower of cost or market inventory valuation adjustment benefits of $8.6 million and $200.0 million, respectively.

Table of Content
Gross Refinery Margins
Gross refinery margin per produced barrel sold increased 59% from $8.00 for the three months ended March 31, 2021 to $12.69 for the three months ended March 31, 2022. The increase was due to the effects of an increase in the average per barrel sold sales price during the current year quarter, partially offset by increased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 19% from $399.9 million for the three months ended March 31, 2021 to $477.4 million for the three months ended March 31, 2022 primarily due to the acquisition of the Puget Sound Refinery.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 35% from $82.0 million for the three months ended March 31, 2021 to $110.4 million for the three months ended March 31, 2022 primarily due to higher professional services and legal costs incurred in connection with the Sinclair Transactions. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on this acquisition.

Depreciation and Amortization Expenses
Depreciation and amortization increased 17% from $124.1 million for the three months ended March 31, 2021 to $144.6 million for the three months ended March 31, 2022. This increase was due principally to depreciation and amortization attributable to the acquisition of the Puget Sound Refinery and capitalized improvement projects.

Interest Expense
Interest expense was $34.9 million for the three months ended March 31, 2022 compared to $38.4 million for the three months ended March 31, 2021. This decrease was primarily due to lower net losses related to our catalyst financing arrangements during the three months ended March 31, 2022 as compared to the same period in the prior year.

For the three months ended March 31, 2022 and 2021, interest expense attributable to our HEP segment was $13.6 million and $13.2 million, respectively.

Gain on Tariff Settlement
For the three months ended March 31, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 14 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes was a net gain of $0.1 million and a net loss of $1.3 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, gain (loss) on foreign currency transactions included losses of $6.4 million and $6.7 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended March 31, 2022, we recorded an income tax expense of $21.3 million compared to a benefit of $28.3 million for the three months ended March 31, 2021. This increase was principally due to higher pre-tax income during the three months ended March 31, 2022 compared to the same period of 2021. Our effective tax rates were 10.3% and (18.3)% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

Table of Content
LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
On April 27, 2022, after giving effect to the consummation of the exchange offers and the issuance of the HF Sinclair Senior Notes (as defined below), HF Sinclair entered into a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. The HF Sinclair Credit Agreement replaced the $1.35 billion senior unsecured revolving credit facility of HollyFrontier (the “Terminated HFC Credit Agreement”), which was terminated on April 27, 2022. At March 31, 2022, HollyFrontier was in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the Terminated HFC Credit Agreement.

HFC Bond Exchange
On April 27, 2022, HF Sinclair completed its offers to exchange any and all outstanding HollyFrontier 2.625% senior notes maturing 2023 (the “HollyFrontier 2.625% Senior Notes”), 5.875% senior notes maturing 2026 (the “HollyFrontier 5.875% Senior Notes”) and 4.500% senior notes maturing 2030 (the “HollyFrontier 4.500% Senior Notes” and, collectively, the “HollyFrontier Senior Notes”) for 2.625% senior notes maturing 2023 (the “HF Sinclair 2.625% Senior Notes”), 5.875% senior notes maturing 2026 (the “HF Sinclair 5.875% Senior Notes”) and 4.500% senior notes maturing 2030 (the “HF Sinclair 4.500% Senior Notes” and, collectively, the “HF Sinclair Senior Notes”) to be issued by HF Sinclair and cash. Additionally, HF Sinclair solicited consents to adopt certain amendments to the indenture governing the HollyFrontier Senior Notes.

Following the settlement of the exchange offers and consent solicitations, the HF Sinclair Senior Notes consisted of the following:

Title of Series of HF Sinclair Senior Notes	Aggregate Principal Amount (as of April 27, 2022)
(In thousands)
2.625% HF Sinclair Senior Notes maturing 2023	$290,348
5.875% HF Sinclair Senior Notes maturing 2026	$797,100
4.500% HF Sinclair Senior Notes maturing 2030	$325,034

The HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. Each series of HF Sinclair Senior Notes has the same interest rate (including interest rate adjustment provisions, as applicable), interest payment dates, maturity date and redemption terms as the corresponding series of HollyFrontier Senior Notes. The HF Sinclair Senior Notes were issued in exchange for the HollyFrontier Senior Notes pursuant to a private exchange offer exempt from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the HF Sinclair Senior Notes, HF Sinclair agreed to use its commercially reasonable efforts to file (and have declared effective) a registration statement with respect to a registered offer to exchange the HF Sinclair Senior Notes for substantially identical registered notes. HF Sinclair will be obligated to pay additional interest if it does not complete the exchange offer on or prior to April 27, 2023, or if a shelf registration statement with respect to the HF Sinclair Senior Notes (if required to be filed) is not declared effective by the dates indicated in the Registration Rights Agreement.

Following the settlement of the exchange offers and consent solicitations, as of April 27, 2022, the HollyFrontier Senior Notes that were not tendered and exchanged, and which remain outstanding, consisted of the following:

Title of Series of HollyFrontier Senior Notes	Aggregate Principal Amount (as of April 27, 2022)
(In thousands)
2.625% HollyFrontier Senior Notes maturing 2023	$59,652
5.875% HollyFrontier Senior Notes maturing 2026	$202,900
4.500% HollyFrontier Senior Notes maturing 2030	$74,966

In connection with the exchange offers and consent solicitations, HollyFrontier amended the indenture governing the HollyFrontier Senior Notes to eliminate (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default”, (iii) the SEC reporting covenant and (iv) with respect to the HollyFrontier 2.625% Senior Notes and the HollyFrontier 4.500% Senior Notes only, the offer to repurchase such senior notes upon certain change of control triggering events.

Table of Content

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the three months ended March 31, 2022, HEP had net borrowings of $301.5 million under the HEP Credit Agreement. At March 31, 2022, HEP was in compliance with all of its covenants, had outstanding borrowings of $1.1 billion and no outstanding letters of credit under the HEP Credit Agreement.

On April 8, 2022, HEP and Holly Energy Finance Corp. issued $400 million aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The HEP 6.375% Senior Notes were issued at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses, are unsecured and impose certain restrictive covenants and other terms consistent with the HEP 5.0% Senior Notes described in Note 10 “Debt” in the Notes to Consolidated Financial Statements. The net proceeds from the offering of the HEP 6.375% Senior Notes were used to partially repay outstanding borrowings under the HEP Credit Agreement.

See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and, upon the expected completion of our renewables capital projects in the second quarter of 2022, for the repurchase of common stock under our share repurchase program.

Our standalone (excluding HEP) liquidity was approximately $1.9 billion at March 31, 2022, consisting of cash and cash equivalents of $577.3 million and an undrawn $1.35 billion credit facility. On April 27, 2022, we increased the size of the HF Sinclair credit facility to $1.65 billion.

We consider all highly-liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. These primarily consist of investments in conservative, highly-rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds. Cash equivalents are stated at cost, which approximates market value.

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. The timing and amount of stock repurchases will depend on market conditions and corporate, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of March 31, 2022, we had not repurchased common stock under this stock repurchase program, and we do not intend to repurchase common stock under this program until completion of our ongoing renewables capital projects. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Table of Content
Cash Flows – Operating Activities

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net cash flows provided by operating activities were $461.0 million for the three months ended March 31, 2022 compared to $62.3 million for the three months ended March 31, 2021, an increase of $398.7 million. The increase in operating cash flows was primarily due to the increase in gross refinery margins, partially offset by higher operating expenses.

Changes in working capital increased operating cash flows by $213.7 million and $14.1 million, for the three months ended March 31, 2022 and 2021, respectively. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
For the three months ended March 31, 2022, our net cash flows used for investing activities were $385.2 million. On March 14, 2022, we closed the Sinclair Transactions and paid cash of $231.2 million. The remainder of the purchase consideration was funded with the issuance of HF Sinclair common stock and HEP common units. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on the Sinclair Transactions. Cash expenditures for properties, plants and equipment for the three months ended March 31, 2022 were $158.3 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $14.1 million for the three months ended March 31, 2022.

For the three months ended March 31, 2021 our net cash flows used for investing activities were $147.1 million. Cash expenditures for properties, plants and equipment for the three months of ended March 31, 2021 were $150.0 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $33.2 million for the three months ended March 31, 2021.

HF Sinclair Corporation
Each year our Board of Directors approves our annual capital budget which includes specific projects that management is authorized to undertake. Additionally, when conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years which have not yet been completed. Refinery turnaround spending is amortized over the useful life of the turnaround.

The refining industry is capital intensive and requires on-going investments to sustain our refining operations. This includes replacement of, or rebuilding, refinery units and components that extend the useful life. We also invest in projects that improve operational reliability and profitability via enhancements that improve refinery processing capabilities as well as production yield and flexibility. Our capital expenditures also include projects related to renewable diesel, environmental, health and safety compliance and include initiatives as a result of federal and state mandates.

Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and / or yields of associated refining processes.

HEP
Each year the Holly Logistic Services, L.L.C. board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. In addition, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

Table of Content
Expected capital and turnaround cash spending for 2022 is as follows.

	Expected Cash Spending Range
	(In millions)
HF Sinclair Capital Expenditures
Refining	$240.0	$260.0
Renewables	250.0	320.0
Lubricants and Specialty Products	45.0	60.0
Marketing	15.0	25.0
Corporate	90.0	110.0
Turnarounds and catalyst	110.0	150.0
Total HollyFrontier	750.0	925.0

HEP
Maintenance	20.0	25.0
Expansion and joint venture investment	5.0	10.0
Refining unit turnarounds	30.0	40.0
Total HEP	55.0	75.0
Total	$805.0	$1,000.0

Cash Flows – Financing Activities

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
For the three months ended March 31, 2022, our net cash flows provided by financing activities were $281.4 million. During the three months ended March 31, 2022, HEP had net borrowings of $301.5 million under the HEP Credit Agreement and paid distributions of $17.0 million to noncontrolling interests.

For the three months ended March 31, 2021, our net cash flows used for financing activities were $89.6 million. During the three months ended March 31, 2021, we paid $57.7 million in dividends. Also during the period, HEP had net repayments of $17.5 million under the HEP Credit Agreement and paid distributions of $20.0 million to noncontrolling interests. For the three months ended March 31, 2021, HEP received contributions from noncontrolling interests of $6.3 million.

Contractual Obligations and Commitments

HF Sinclair Corporation

There were no significant changes to our long-term contractual obligations during the three months ended March 31, 2022 except for certain contracts that were assumed in the Sinclair Transactions as shown below.

	Payments Due by Period
Contractual Obligations and Commitments	Total	2022	2023 & 2024	2025 & 2026	Thereafter
	(In thousands)
Supply agreements (1)	$479,984	$479,984	$—	$—	$—
Transportation agreements (2)	447,769	32,032	85,418	85,418	244,901
Total	$927,753	$512,016	$85,418	$85,418	$244,901

(1)We have long-term supply agreements to secure certain quantities of crude oil used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring in 2022 using current market prices.
(2)Consists of contractual obligations under agreements with third parties for the transportation of crude oil to our refineries under contracts expiring between 2029 and 2034.

HEP

During the three months ended March 31, 2022, HEP had net borrowings of $301.5 million resulting in $1,141.5 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2022.

In April 2022, HEP issued $400 million in aggregate principal amount of 6.375% senior notes maturing April 2027.

Table of Content
There were no other significant changes to HEP’s long-term contractual obligations during this period.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses.

Inventory Valuation: Inventories related to our refining operations are stated at the lower of cost, using the LIFO method for crude oil and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $0.2 million and $8.7 million at March 31, 2022 and December 31, 2021, respectively. A new market reserve of $0.2 million as of March 31, 2022 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of products sold totaling $8.6 million for the three months ended March 31, 2022.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

At March 31, 2022, the LIFO value of our refining inventories was equal to cost.

Valuation of Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Table of Content
RISK MANAGEMENT

We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe that the exposure relating to such risk would not be significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit.

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, forward purchase and sales and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

As of March 31, 2022, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2022	2023	Unit of Measure

NYMEX futures (WTI) - short	2,120,000	2,120,000	—	Barrels
Forward gasoline and diesel contracts - long	805,000	805,000	—	Barrels
Foreign currency forward contracts	450,707,774	340,773,326	109,934,448	U.S. dollar
Forward commodity contracts (platinum) (1)	38,723	3,800	34,923	Troy ounces

(1)Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at March 31,
Commodity-based Derivative Contracts	2022	2021
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$20,849	$4,420

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HF Sinclair Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2022 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier Senior Notes	$1,750,000	$1,783,443	$32,278

HEP Senior Notes	$500,000	$474,605	$14,475

Table of Content
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2022, outstanding borrowings under the HEP Credit Agreement were $1.1 billion. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Our operations are subject to hazards of petroleum processing operations, including but not limited to fire, explosion, cyberattacks and weather-related perils. We maintain various insurance coverages, including property damage, business interruption and cyber insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

Financial information is reviewed on the counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the derivative contracts. We have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their commitments.

We have a risk management oversight committee consisting of members from our senior management. This committee oversees our risk enterprise program, monitors our risk environment and provides direction for activities to mitigate identified risks that may adversely affect the achievement of our goals.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

Reconciliations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to amounts reported under generally accepted accounting principles in financial statements.

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as net income attributable to HF Sinclair stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income attributable to HF Sinclair stockholders	$159,974	$148,217
Add interest expense	34,859	38,386
Subtract interest income	(997)	(1,031)
Add (subtract) income tax expense (benefit)	21,329	(28,307)
Add depreciation and amortization	144,601	124,079
EBITDA	$359,766	$281,344

Table of Content
Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Refinery gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our refining performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our refining performance on a relative and absolute basis. Refinery gross margin per produced barrel sold is total Refining segment revenues less total Refining segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced refined products sold. Net operating margin per barrel sold is the difference between refinery gross margin and refinery operating expenses per produced barrel sold. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of operations. Other companies in our industry may not calculate these performance measures in the same manner.

Below are reconciliations to our consolidated statements of operations for refinery net operating and gross margin and operating expenses, in each case averaged per produced barrel sold. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of average Refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$5.14	$(1.17)
Add average refinery operating expenses per produced barrel sold	7.55	9.17
Refinery gross margin per produced barrel sold	12.69	8.00
Times produced barrels sold (BPD)	522,170	354,940
Times number of days in period	90	90
Refinery gross margin	596,370	255,557
Subtract rounding	187	(5)
Total Refining segment gross margin	596,557	255,552
Add Refining segment cost of products sold	5,909,610	2,761,943
Refining segment sales and other revenues	6,506,167	3,017,495
Add Renewables segment sales and other revenues	47,367	—
Add Marketing segment sales and other revenues	277,041	—
Add Lubricants and Specialty Products segment sales and other revenues	755,009	524,563
Add HEP segment sales and other revenues	120,198	127,184
Subtract corporate, other and eliminations	(247,032)	(164,949)
Sales and other revenues	$7,458,750	$3,504,293

Table of Content

Reconciliation of average Refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$7.55	$9.17
Times produced barrels sold (BPD)	522,170	354,940
Times number of days in period	90	90
Refinery operating expenses	354,815	292,932
Add (subtract) rounding	157	(77)
Total Refining segment operating expenses	354,972	292,855
Add Renewables segment operating expenses	27,096	12,821
Add Lubricants and Specialty Products segment operating expenses	66,001	60,753
Add HEP segment operating expenses	42,624	41,365
Subtract corporate, other and eliminations	(13,259)	(7,885)
Operating expenses (exclusive of depreciation and amortization)	$477,434	$399,909

Reconciliation of renewables operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Renewables gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our renewables performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our renewables performance on a relative and absolute basis. Renewables gross margin per produced gallon sold is total Renewables segment revenues less total Renewables segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced renewables products sold. Net operating margin per produced gallon sold is the difference between renewables gross margin and renewables operating expenses per produced gallon sold. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

Table of Content

Reconciliation of renewables gross margin and operating expenses to gross margin per produced gallon sold and net operating margin per produced gallon sold

Three Months Ended March 31, 2022
(Dollars in thousands, except for per gallon amounts)
Renewables segment sales and other revenues	$47,367
Renewables segment cost of products sold	44,271
Lower of cost or market inventory adjustment	(8,551)
11,647
Subtract lower of cost or market inventory adjustment	(8,551)
Renewables gross margin	$3,096

Renewables operating expense	$27,096
Produced gallons sold (in thousand gallons)	4,943

Renewables gross margin per produced gallon sold	$0.63
Less operating expense per produced gallon sold	5.48
Net operating margin per produced gallon sold	$(4.85)

Reconciliation of Marketing operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Marketing gross margin is a non-GAAP performance measure that is used by our management and others to compare our Marketing performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our Marketing performance on a relative and absolute basis. Marketing gross margin per gallon sold is total Marketing segment revenues less total Marketing segment cost of products sold divided by sales volumes of Marketing products sold. This margin does not include the non-cash effects of depreciation and amortization. This component performance measure can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

Reconciliation of Marketing gross margin to gross margin per gallon sold

Three Months Ended March 31, 2022
(Dollars in thousands, except for per gallon amounts)
Marketing segment sales and other revenues	$277,041
Marketing segment cost of products sold	271,131
Marketing gross margin	$5,910

Sales volumes (in thousand gallons)	84,913

Marketing segment gross margin per gallon sold	$0.07

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in internal control over financial reporting. We acquired Sinclair Oil and STC effective March 14, 2022 and have included the operating results and assets and liabilities of the Acquired Sinclair Businesses in our consolidated financial statements as of March 31, 2022 and for the 18 days then ended. On November 1, 2021, we acquired the Puget Sound Refinery. Accordingly, the acquired assets and liabilities assumed are included in our consolidated balance sheets at December 31, 2021 and March 31, 2022 and the results of operations and cash flows are reported in our consolidated statements of operations and cash flows for the three months ended March 31, 2022. Other than our internal controls for the Acquired Sinclair Businesses and Puget Sound Refinery, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Content
PART II. OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve. While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on advice of counsel and information currently available to us, management believes that the resolution of these proceedings and investigations through settlement or adverse judgment will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

The environmental proceedings are reported to comply with SEC regulations which require us to disclose proceedings arising under provisions regulating the discharge of materials into the environment or protecting the environment when a governmental authority is party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe could exceed $300,000 or more.

Environmental Matters

El Dorado
HollyFrontier El Dorado Refining LLC (“HFEDR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the U.S. Department of Justice (“DOJ”) and the State of Kansas regarding alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery. Topics of the discussions included: (a) three information requests for activities beginning in January 2009, (b) compliance issues with respect to the Clean Air Act’s Risk Management Program (“RMP”) relating to a November 2014 inspection and subsequent events, (c) a Notice of Violation issued by the EPA in August 2017, and (d) possible late reporting under the Emergency Planning and Community Right-to-Know Act for the release of sulfur dioxide and visible emissions from October 2018.

Some of the foregoing civil investigations resulted from fires that occurred at the El Dorado Refinery in September 2017, October 2018 and March 2019. An employee fatality occurred during the September 2017 event. On May 28, 2020, HFEDR reached a settlement in the form of a proposed consent decree with the EPA, the DOJ, and the State of Kansas regarding the alleged Clean Air Act civil violations relating to flaring devices and other equipment at the refinery, as well as compliance with the RMP.

The proposed consent decree was lodged with the U.S. District Court for the District of Kansas, and the 30-day public comment period ended on July 18, 2020. On July 27, 2020, the EPA, the DOJ and the State of Kansas filed their Unopposed Motion to enter the Consent Decree with the U.S. District Court for the District of Kansas, and on August 27, 2020, the consent decree was entered by the district judge and became effective. Pursuant to the consent decree, among other terms and conditions, HFEDR is required to complete certain projects, implement protocols regarding the examination of its fired heaters and conduct a third party RMP audit of certain of its processes. In addition, HFEDR was required to pay a civil penalty of $2 million to the United States and $2 million to the State of Kansas in two installments, the first half within 30 days of entry of the consent decree and the second within six months of entry of the consent decree. All payments have been timely made, and HFEDR has undertaken several of the required projects. The consent decree resolves the alleged federal and state civil Clean Air Act liability for penalties and injunctive relief, other than potential civil penalties for RMP violations. Finally, as part of the settlement, a 2009 consent decree applicable to the refinery was terminated. In March 2021, the EPA contacted HFEDR to begin discussions on potential civil penalties for the RMP violations noted above, and those negotiations commenced in January 2022. The EPA also presented to HFEDR potential claims regarding violations of its consent decree which, if substantiated, may result in stipulated penalties. HFEDR will continue to work with the EPA and DOJ to resolve these matters.

Table of Content
Navajo
HollyFrontier Navajo Refining LLC (“HFNR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Agencies”) regarding HFNR’s compliance with the Clean Air Act (“CAA”) and related regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, storage vessels and tanks, and other information regarding the Artesia refinery; and (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery.

Beginning in the spring of 2021, HFNR and the Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021, the EPA presented to HFNR potential claims for stipulated penalties for alleged noncompliance with a 2002 consent decree. In April 2022, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS and other requirements.

HFNR continues to work with the Agencies to resolve these issues. At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

Cheyenne
On March 25, 2022, HollyFrontier Cheyenne Refining LLC (“HFCR”) received a “Notice of Assessment of Stipulated Penalties” from the EPA pursuant to a 2009 consent decree entered into between Frontier Refining, Inc. (now known as HFCR), the EPA and the Wyoming Department of Environmental Quality (“WDEQ”). The notice assesses penalties for alleged violations of air quality standards during the period of time commencing in the third quarter of 2019 through the cessation of refinery operations in Cheyenne in the third quarter of 2020. The allegations include exceedances of emission limits for the refinery’s fluid catalytic cracking unit, sulfur recovery plant and flaring operations and failure to operate several continuous emission monitoring systems at the refinery. On April 21, 2022, HFCR submitted a response to the allegations containing legal and factual defenses.

Port of Seattle
In October 2017, Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) received a Notice of Claim from the Port of Seattle alleging Sinclair Oil’s responsibility for the clean-up of 12.5 million gallons of bunker fuel improperly disposed of at a facility in the Port of Seattle from 1977 to 1980. Sinclair Oil responded that it did sell bunker fuel for use as a fuel for ships at the Port of Seattle during this time frame but not for disposal as is being alleged. In late 2018, Sinclair Oil received a demand letter from the Port of Seattle. Sinclair Oil and the Port of Seattle entered into a tolling agreement in mid-2019. The parties have exchanged offers, and Sinclair Oil is awaiting a response to its last offer made in August 2020. It is too early to predict the outcome of this matter.

Renewable Fuel Standard

Various subsidiaries of HollyFrontier are currently intervenors in one lawsuit brought by renewable fuel interest groups against the EPA in federal court alleging violations of the Renewable Fuel Standard under the Clean Air Act and challenging the EPA’s handling of small refinery exemptions. We intervened to vigorously defend the EPA’s position on small refinery exemptions because we believe the EPA correctly applied applicable law to the matters at issue.

The lawsuit is currently pending before the U.S. Court of Appeals for the DC Circuit. On August 25, 2021, the EPA filed a motion to voluntarily remand the matter to the EPA. We did not oppose this motion. The DC Circuit granted EPA’s motion for a voluntary remand, but ordered the agency to issue decisions on the challenged 2018 small refinery exemption decisions within 90 days of the court’s December 8, 2021 order or 90 days from the submission of supplemental materials by the small refineries so long as a decision is made within 120 days of the court’s order. Pursuant to the court’s order, on April 7, 2022, the EPA issued decisions on the challenged 2018 small refinery exemptions and denied those filed by HollyFrontier. On May 6, 2022, HollyFrontier filed a lawsuit in the DC Circuit challenging the EPA’s denial.

Table of Content
HollyFrontier was recently an intervenor in a lawsuit filed in the U.S. Court of Appeals for the Tenth Circuit challenging the relief the EPA afforded to the Cheyenne refinery following the grant of small refinery exemptions. On February 23, 2022, the Tenth Circuit dismissed the case for lack of jurisdiction, and as a result, the relief the EPA afforded to the Cheyenne refinery remains in place.

Shareholder Litigation Related to Acquisition of Sinclair Oil

A shareholder action was filed in the District Court of Harris County, Texas captioned: Garfield v. Myers, Franklin, et al. (filed October 11, 2021) (the “State Action”) by an alleged shareholder of HollyFrontier challenging our proposed acquisition of certain refining, marketing and other businesses of Sinclair Oil (the “Acquisition”) and naming as defendants HollyFrontier and its board of directors. The complaint alleged, among other things, that the Acquisition involves unfair dilution of existing HollyFrontier stockholders, overpayment for Sinclair’s downstream business, and improper diversion of Sinclair’s midstream business to HEP; that certain conflicts of interest exist between HollyFrontier, its insiders, and its financial advisor; and that the proxy statement is materially misleading and incomplete. The complaint asserted claims against the director defendants for alleged breach of fiduciary duties, failure to disclose under Delaware law, and diversion of corporate opportunity under Delaware law.

Seven additional shareholder actions were filed in federal courts on behalf of individual alleged shareholders: Lovoi v. HollyFrontier Corp et. al. (filed October 28, 2021 in the Southern District of New York); Abrams v. HollyFrontier Corp., et al, (filed November 10, 2021 in the Southern District of New York); Quayle v. HollyFrontier Corp., et al. (filed November 16, 2021 in the District of Colorado); Jenkins v. HollyFrontier Corp., et al. (filed November 16, 2021 in the Southern District of New York); Bancroft v. HollyFrontier Corp., et al. ( filed November 23, 2021 in the Southern District of New York ); Jacobs v. HollyFrontier Corp., et al. (filed November 23, 2021 in the District of Delaware); and Dolan v. HollyFrontier Corp., et al. (filed November 23, 2021 in the District of Delaware) (the “Federal Actions”, together with the State Action, the “Lawsuits”). All assert claims under Section 14(a) of the Exchange Act and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HollyFrontier and members of HollyFrontier’s board of directors, based on the allegation that the preliminary proxy statement for the Acquisition omitted material information about HollyFrontier’s financial projections and the analyses conducted by its financial advisor.

HollyFrontier also received two demands from individual alleged shareholders alleging claims similar to those in the Federal Actions (the “Demands”, together with the Federal Actions, the “Matters”).

HollyFrontier believes that the Lawsuits and Demands described above are without merit, and that no further disclosure was required under applicable law. However, HollyFrontier made supplemental disclosures on November 30, 2021 to avoid the risk that the Lawsuits may delay or otherwise adversely affect the consummation of the Acquisition and to minimize the expense of defending such action.

HollyFrontier entered into a Settlement Agreement with the plaintiff in the State Action, and the State Action was voluntarily dismissed with prejudice on December 13, 2021. All of the Federal Actions have also been voluntarily dismissed: Bancroft v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on December 13, 2021; Quayle v. HollyFrontier Corp. in the District of Colorado was voluntarily dismissed on December 21, 2021; Lovoi v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on January 7, 2022; Abrams v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on January 7, 2022; Jenkins v. HollyFrontier Corp. in the Southern District of New York was voluntarily dismissed on January 25, 2022; Dolan v. HollyFrontier Corp. in the District of Delaware was voluntarily dismissed on February 28, 2022; and Jacobs v. HollyFrontier Corp. in the District of Delaware was voluntarily dismissed on March 8, 2022.

Other

We are a party to various other litigation and proceedings that we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Table of Content
Item 1A.Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of HollyFrontier’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the risk factors discussed in HollyFrontier’s 2021 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

Under our common stock repurchase programs, repurchases are being made from time to time in the open market or privately negotiated transactions based on market conditions, securities law limitations and other factors. The following table includes repurchases made under these programs during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	—	$—	—	$1,000,000,000
February 2022	—	$—	—	$1,000,000,000
March 2022 (1)	7,060	$40.28	—	$1,000,000,000
Total for January to March 2022	7,060		—

(1)The March 2022 shares repurchased were not purchased under our approved stock repurchase program, but rather pursuant to separate authority from our Board of Directors. These repurchases were made in the open market.

Table of Content
Item 6.Exhibits

Exhibit Number	Description

2.1*†
Amendment to Business Combination Agreement, dated as of March 14, 2022, by and among HollyFrontier Corporation, Hippo Parent Corporation, Hippo Merger Sub, Inc., The Sinclair Companies and Hippo Holding LLC.

3.1
Amended and Restated Certificate of Incorporation of HF Sinclair Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-03876).

3.2	Amended and Restated By-Laws of HF Sinclair Corporation (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-03876).

4.1
Indenture, dated as of April 27, 2022, among HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325).

4.2
First Supplemental Indenture, dated as of April 27, 2022, among HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325).

4.3
Form of 2.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325 (included in Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325)).

4.4
Form of 5.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325 (included in Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325)).

4.5
Form of 4.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.5 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325 (included in Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325)).

4.6
Registration Rights Agreement, dated as of April 27, 2022, among HF Sinclair Corporation, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and the additional parties listed thereto (incorporated by reference to Exhibit 4.6 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325).

4.7
Third Supplemental Indenture, dated as of April 8, 2022, among HollyFrontier Corporation and Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 8, 2022, File No. 1-41325).

4.8
Indenture, dated April 8, 2022, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed April 8, 2022, File No. 1-32225).

4.9
First Supplemental Indenture, dated as of March 14, 2022, among Sinclair Transportation Company LLC, Sinclair Logistics LLC, Sinclair Pipeline Company LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of Holly Energy Partner, L.P.’s Quarterly Report on Form 10-Q filed on May 9, 2022, File No. 1-32225).

10.1*+	HF Sinclair Corporation Form of Indemnification Agreement to be entered into with officers and directors of HF Sinclair Corporation and its subsidiaries.

10.2*+	HF Sinclair Corporation Employee Form of Change in Control Agreement.

10.3†
Senior Unsecured 5-Year Revolving Credit Agreement, dated as of April 27, 2022, among HF Sinclair Corporation, as borrower, MUFG Bank Ltd, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325).

10.4†
Transition Services Agreement, dated as of March 14, 2022, between HF Sinclair (f/k/a Hippo Parent Corporation) and The Sinclair Companies (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed March 16, 2022, File No. 1-41325).

Table of Content

Exhibit Number	Description
10.5
Eighth Amended and Restated Master Throughput Agreement entered into and effective as of March 14, 2022, by and among HollyFrontier Refining & Marketing LLC, Sinclair Oil LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-03876).

10.6
Twenty-Second Amended and Restated Omnibus Agreement entered into and effective as of March 14, 2022, by and among HF Sinclair Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-03876).

10.7
Seventh Amended and Restated Master Lease Agreement entered into and effective as of March 14, 2022, by and among certain subsidiaries of HF Sinclair Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-03876).

10.8
Assignment and Assumption Agreement entered into and effective as of March 14, 2022, by and between HollyFrontier Corporation and HF Sinclair Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-03876).

10.9+
Sixth Amendment to HF Sinclair Corporation 2007 Long-Term Incentive Compensation Plan (formerly named the HollyFrontier Corporation Long-Term Incentive Compensation Plan) (incorporated by reference to Exhibit 99.8 of Registrant’s Form S-8 Registration Statement filed on March 21, 2022, File No. 333-263721).

10.10+
HF Sinclair Corporation Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 Registration Statement filed on March 21, 2022, File No. 333-263721).

10.11*+	HF Sinclair Corporation 2007 Long-Term Incentive Plan UK Sub-Plan (formerly named the HollyFrontier Corporation Long-Term Incentive Plan UK Sub-Plan).

10.12*+	HF Sinclair Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees (formerly named the HollyFrontier Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees).

10.13*+	Form of Performance Share Unit Agreement.

10.14*+	Form of Restricted Stock Unit Agreement (for non-employee directors).

10.15*+	Form of Notice of Grant of Restricted Stock Units (for non-employee directors).

10.16*+	Form of Restricted Stock Unit Agreement (for employees).

10.17*+	Form of Notice of Grant of Restricted Stock Units (for employees).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: May 9, 2022	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2022	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)