Form 10-Q
period 2022-06-30
HF Sinclair Corp
filed 2022-08-08
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
216,843,583 shares of Common Stock, par value $.01 per share, were outstanding on August 5, 2022.

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

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to June 30, 2022 includes the combined business operations of HollyFrontier and its consolidated subsidiaries and the Acquired Sinclair Businesses.

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

Table of Content
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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
•the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers;
•the effects of current and/or future governmental and environmental regulations and policies, including the effects of current and/or future restrictions on various commercial and economic activities in response to the COVID-19 pandemic and increases in interest rates;
•the availability and cost of our financing;
•the effectiveness of our capital investments and marketing strategies;
•our and HEP’s efficiency in carrying out and consummating construction projects, including our ability to complete announced capital projects on time and within capital guidance;
•our and HEP’s ability to timely obtain or maintain permits, including those necessary for operations or capital projects;
•our ability to acquire refined or lubricant product operations or pipeline and terminal operations on acceptable terms and to integrate any existing or future acquired operations;
•the possibility of terrorist or cyberattacks and the consequences of any such attacks;
•uncertainty regarding the effects and duration of global hostilities, including the Russia-Ukraine war, and any associated military campaigns which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;
•general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;
•a prolonged economic slowdown due to the COVID-19 pandemic, inflation and labor costs, which could result in an impairment of goodwill and/or long-lived asset impairments; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our and HEP’s Securities Exchange Commission filings.

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

“Renewable diesel” means a diesel fuel derived from renewable feedstock such as vegetable oil or animal fats that is produced through various processes, most commonly through hydrotreating, reacting the feedstock with hydrogen under temperatures and pressure in the presence of a catalyst.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$14,884 and $14,381, respectively)	$1,702,286	$234,444

Accounts receivable: Product, transportation and other (HEP: $13,583 and $12,745, respectively)	2,160,278	1,130,485
Crude oil resales	117,855	111,403
	2,278,133	1,241,888
Inventories: Crude oil and refined products	3,297,696	1,879,131
Materials, supplies and other (HEP: $1,435 and $1,070, respectively)	327,812	242,997
	3,625,508	2,122,128
Income taxes receivable	15,699	97,382
Prepayments and other (HEP: $5,004 and $5,381, respectively)	81,117	66,612
Total current assets	7,702,743	3,762,454

Properties, plants and equipment, at cost (HEP: $2,172,102 and $2,037,527, respectively)	9,992,052	8,448,207
Less accumulated depreciation (HEP: $(720,858) and $(682,143), respectively)	(3,223,476)	(3,033,353)
	6,768,576	5,414,854
Operating lease right-of-use assets (HEP: $67,983 and $69,134, respectively)	366,441	396,191

Other assets: Turnaround costs	380,043	397,385
Goodwill (HEP: $403,642 and $312,873, respectively)	2,948,570	2,293,044
Intangibles and other (HEP: $376,122 and $214,436, respectively)	1,011,481	652,685
	4,340,094	3,343,114
Total assets	$19,177,854	$12,916,613

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $25,674 and $28,954, respectively)	$3,102,579	$1,613,484
Income taxes payable	360,388	25,156
Operating lease liabilities (HEP: $4,125 and $3,710, respectively)	109,848	110,606
Accrued liabilities (HEP: $28,540 and $18,479, respectively)	493,301	316,218
Total current liabilities	4,066,116	2,065,464

Long-term debt (HEP: $1,608,460 and $1,333,049, respectively)	3,348,103	3,072,737
Noncurrent operating lease liabilities (HEP: $64,326 and $65,799, respectively)	274,895	308,747
Deferred income taxes (HEP: $386 and $396, respectively)	1,231,864	837,401
Other long-term liabilities (HEP: $52,494 and $43,033, respectively)	381,966	337,799

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 223,231,546 and 256,046,051 shares issued as of June 30, 2022 and December 31, 2021, respectively	2,232	2,560
Additional capital	6,496,299	4,220,075
Retained earnings	2,754,590	4,413,836
Accumulated other comprehensive income (loss)	(11,209)	2,671
Common stock held in treasury, at cost – 2,722,650 and 93,044,605 shares as of June 30, 2022 and December 31, 2021, respectively	(132,200)	(2,951,257)
Total HF Sinclair stockholders’ equity	9,109,712	5,687,885
Noncontrolling interest	765,198	606,580
Total equity	9,874,910	6,294,465
Total liabilities and equity	$19,177,854	$12,916,613

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2022 and December 31, 2021. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales and other revenues	$11,162,160	$4,577,123	$18,620,910	$8,081,416
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,579,915	3,825,729	15,081,927	6,786,034
Lower of cost or market inventory valuation adjustment	34,543	(118,825)	25,992	(318,862)
	8,614,458	3,706,904	15,107,919	6,467,172
Operating expenses (exclusive of depreciation and amortization)	606,127	334,191	1,083,561	734,100
Selling, general and administrative expenses (exclusive of depreciation and amortization)	110,875	77,754	221,297	159,729
Depreciation and amortization	164,044	124,042	308,645	248,121
Total operating costs and expenses	9,495,504	4,242,891	16,721,422	7,609,122
Income from operations	1,666,656	334,232	1,899,488	472,294
Other income (expense):
Earnings of equity method investments	5,447	3,423	9,073	5,186
Interest income	1,844	1,029	2,841	2,060
Interest expense	(38,961)	(28,942)	(73,820)	(67,328)
Gain on tariff settlement	—	—	—	51,500
Gain (loss) on foreign currency transactions	(905)	583	(766)	(734)
Gain on sale of assets and other	2,320	7,927	6,215	9,817
	(30,255)	(15,980)	(56,457)	501
Income before income taxes	1,636,401	318,252	1,843,031	472,795
Income tax expense (benefit):
Current	342,836	(9,175)	389,099	1,990
Deferred	40,657	132,660	15,723	93,188
	383,493	123,485	404,822	95,178
Net income	1,252,908	194,767	1,438,209	377,617
Less net income attributable to noncontrolling interest	31,646	25,917	56,973	60,550
Net income attributable to HF Sinclair stockholders	$1,221,262	$168,850	$1,381,236	$317,067
Earnings per share:
Basic	$5.43	$1.03	$6.86	$1.92
Diluted	$5.43	$1.03	$6.86	$1.92
Average number of common shares outstanding:
Basic	222,952	162,523	199,149	162,501
Diluted	222,952	162,523	199,149	162,501

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$1,252,908	$194,767	$1,438,209	$377,617
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,886)	2,088	(16,165)	(3,775)
Hedging instruments:
Change in fair value of cash flow hedging instruments	—	475	(4,962)	(18,042)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	—	4,949	5,288	18,824
Net unrealized gain on hedging instruments	—	5,424	326	782
Pension and other post-retirement benefit obligations:
Pension plans gain reclassified to net income	(45)	(104)	(90)	(205)
Post-retirement healthcare plans gain reclassified to net income	(870)	(837)	(1,740)	(1,675)
Retirement restoration plan loss reclassified to net income	9	9	18	18
Net change in pension and other post-retirement benefit obligations	(906)	(932)	(1,812)	(1,862)
Other comprehensive income (loss) before income taxes	(18,792)	6,580	(17,651)	(4,855)
Income tax expense (benefit)	(3,996)	1,585	(3,771)	(1,046)
Other comprehensive income (loss)	(14,796)	4,995	(13,880)	(3,809)
Total comprehensive income	1,238,112	199,762	1,424,329	373,808
Less noncontrolling interest in comprehensive income	31,646	25,917	56,973	60,550
Comprehensive income attributable to HF Sinclair stockholders	$1,206,466	$173,845	$1,367,356	$313,258

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,438,209	$377,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	308,645	248,121
Lower of cost or market inventory valuation adjustment	25,992	(318,862)
Earnings of equity method investments, inclusive of distributions	933	—
Gain on sale of assets	(2,917)	(5,423)
Deferred income taxes	15,723	93,188
Equity-based compensation expense	14,882	21,142
Change in fair value – derivative instruments	(12,103)	(3,531)
(Increase) decrease in current assets:
Accounts receivable	(581,519)	(292,901)
Inventories	(622,519)	(204,708)
Income taxes receivable	81,137	21,314
Prepayments and other	(2,103)	(200)
Increase (decrease) in current liabilities:
Accounts payable	942,663	467,203
Income taxes payable	335,606	4,097
Accrued liabilities	92,988	154,224
Turnaround expenditures	(70,150)	(51,926)
Other, net	23,925	(19,274)
Net cash provided by operating activities	1,989,392	490,081

Cash flows from investing activities:
Additions to properties, plants and equipment	(294,494)	(275,125)
Additions to properties, plants and equipment – HEP	(23,246)	(57,716)
Acquisitions, net of cash acquired	(231,201)	—
Proceeds from sale of assets	3,341	7,422
Distributions from equity method investments in excess of equity earnings	6,589	3,107
Net cash used for investing activities	(539,011)	(322,312)

Cash flows from financing activities:
Borrowings under credit agreements	410,000	141,000
Repayments under credit agreements	(529,000)	(184,500)
Proceeds from issuance of senior notes - HEP	400,000	—
Purchase of treasury stock	(110,784)	(491)
Dividends	(90,158)	(57,663)
Distributions to noncontrolling interests	(44,900)	(38,188)
Contributions from noncontrolling interests	—	17,593
Payments on finance leases	(5,668)	(1,296)
Deferred financing costs	(9,071)	(14,500)
Other, net	(247)	(433)
Net cash provided by (used for) financing activities	20,172	(138,478)

Effect of exchange rate on cash flow	(2,711)	671

Cash and cash equivalents:
Increase (decrease) for the period	1,467,842	29,962
Beginning of period	234,444	1,368,318
End of period	$1,702,286	$1,398,280

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(68,942)	$(68,328)
Income taxes, net	$21,598	$22,996
Increase (decrease) in accrued and unpaid capital expenditures	$(34,849)	$7,544

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at March 31, 2022	223,231	$2,232	$6,486,994	$1,623,486	$3,587	2	$(73)	$760,751	$8,876,977
Net income	—	—	—	1,221,262	—	—	—	31,646	1,252,908
Dividends ($0.40 declared per common share)	—	—	—	(90,158)	—	—	—	—	(90,158)
Other comprehensive loss, net of tax	—	—	—	—	(14,796)	—	—	—	(14,796)
Issuance of common shares under incentive compensation plans	—	—	(324)	—	—	(12)	324	—	—
Equity-based compensation	—	—	6,431	—	—	—	—	620	7,051
Purchase of treasury stock	—	—	—	—	—	2,733	(132,451)	—	(132,451)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27,897)	(27,897)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(20)	(20)
Equity attributable to HEP common unit issuance, net of tax	—	—	—	—	—	—	—	(79)	(79)
Acquisition of remaining UNEV interests	—	—	3,198	—	—		—	177	3,375
Balance at June 30, 2022	223,231	$2,232	$6,496,299	$2,754,590	$(11,209)	2,723	$(132,200)	$765,198	$9,874,910

	Three Months Ended June 30, 2021
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at March 31, 2021	256,046	$2,560	$4,216,816	$4,003,733	$4,658	93,603	$(2,968,580)	$578,859	$5,838,046
Net income	—	—	—	168,850	—	—	—	25,917	194,767
Other comprehensive income, net of tax	—	—	—	—	4,995	—	—	—	4,995
Issuance of common shares under incentive compensation plans	—	—	(2,629)	—	—	(55)	2,629	—	—
Equity-based compensation	—	—	10,845	—	—	—	—	527	11,372
Purchase of treasury stock	—	—	—	—	—	14	(479)	—	(479)
Purchase of HEP units for restricted grants	—	—	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,779	9,779
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,211)	(18,211)
Other	—	—	—	(23)	—	—	—	—	(23)
Balance at June 30, 2021	256,046	$2,560	$4,225,032	$4,172,560	$9,653	93,562	$(2,966,430)	$596,869	$6,040,244

	Six Months Ended June 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2021	256,046	$2,560	$4,220,075	$4,413,836	$2,671	93,045	$(2,951,257)	$606,580	$6,294,465
Net income	—	—	—	1,381,236	—	—	—	56,973	1,438,209
Dividends ($0.40 declared per common share)	—	—	—	(90,158)	—	—	—	—	(90,158)
Other comprehensive loss, net of tax	—	—	—	—	(13,880)	—	—	—	(13,880)
Issuance of common shares for HFC Transactions	60,230	602	2,148,406	—	—	—	—	—	2,149,008
Issuance of common shares under incentive compensation plans	—	—	(606)	—	—	(19)	606	—	—
Equity based compensation	—	—	13,642	—	—	—	—	1,240	14,882
Purchase of treasury stock	—	—	—	—	—	2,742	(132,803)	—	(132,803)
Retirement of treasury stock	(93,045)	(930)	—	(2,950,324)	—	(93,045)	2,951,254	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(44,900)	(44,900)
Purchase of HEP units for restricted grants	—	—	—	—	—	—	—	(77)	(77)
Equity attributable to HEP common unit issuance, net of tax	—	—	95,047	—	—	—	—	223,392	318,439
Acquisition of remaining UNEV interests	—	—	19,735	—	—	—	—	(78,010)	(58,275)
Balance at June 30, 2022	223,231	$2,232	$6,496,299	$2,754,590	$(11,209)	2,723	$(132,200)	$765,198	$9,874,910

	Six Months Ended June 30, 2021
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2020	256,046	$2,560	$4,207,672	$3,913,179	$13,462	93,632	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	—	317,067	—	—	—	60,550	377,617
Dividends ($0.35 declared per common share)	—	—	—	(57,663)	—	—	—	—	(57,663)
Other comprehensive loss, net of tax	—	—	—	—	(3,809)	—	—	—	(3,809)
Issuance of common shares under incentive compensation plans	—	—	(2,573)	—	—	(84)	2,573	—	—
Equity-based compensation	—	—	19,933	—	—	—	—	1,209	21,142
Purchase of treasury stock	—	—	—	—	—	14	(491)	—	(491)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	19,526	19,526
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38,188)	(38,188)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(23)	—	—	—	—	(23)
Balance at June 30, 2021	256,046	$2,560	$4,225,032	$4,172,560	$9,653	93,562	$(2,966,430)	$596,869	$6,040,244

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for 60,230,036 shares of HF Sinclair common stock, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

See Note 2 “Acquisitions” and Note 3 “Holly Energy Partners” in the Notes to Consolidated Financial Statements for additional information.

References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to June 30, 2022 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,300 Sinclair branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. At June 30, 2022, we owned a 47% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly owned subsidiary of HollyFrontier, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets. The acquisition closed on November 1, 2021.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the six months ended June 30, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and subsequently began converting certain assets at the Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at the Cheyenne Refinery, we recognized $0.5 million and $1.5 million in decommissioning expense for the three and six months ended June 30, 2022, and $8.1 million and $16.3 million for the three and six months ended June 30, 2021, respectively. We also recognized $0.2 million and $0.7 million in employee severance costs for the three and six months ended June 30, 2021, respectively. These charges were all recognized in operating expenses in our Corporate and Other segment.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2022, the consolidated results of operations, comprehensive income and statements of equity for the three and six months ended June 30, 2022 and 2021 and consolidated cash flows for the six months ended June 30, 2022 and 2021 in accordance with the rules and regulations of the SEC. Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021 that has been filed with the SEC.

Beginning March 14, 2022, our business operations reflect the Acquired Sinclair Businesses (see Note 2). Our results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2022.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $12.2 million at June 30, 2022 and $3.7 million at December 31, 2021.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

Revenue Recognition: Revenues on refined product, including branded fuel sales and renewable diesel, and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

For the six months ended June 30, 2022, we recorded an income tax expense of $404.8 million compared to an expense of $95.2 million for the six months ended June 30, 2021. This increase was principally due to higher pre-tax income during the six months ended June 30, 2022 compared to the same period of 2021. Our effective tax rates were 22.0% and 20.1% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2022 was primarily due to the increase in state taxes due to increased pre-tax income during the period.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2022 and 2021, we received proceeds of $21.3 million and $23.0 million, respectively, and subsequently repaid $21.4 million and $24.2 million, respectively, under these sell / buy transactions.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

Under the terms of the Business Combination Agreement, HF Sinclair acquired Sinclair HoldCo’s refining, branded marketing, renewables, and midstream businesses. The branded marketing business supplies high-quality fuels to more than 1,300 Sinclair branded stations and licenses the use of the Sinclair brand at more than 300 additional locations throughout the United States. The renewables business includes the operation of a renewable diesel unit located in Sinclair, Wyoming. The refining business includes two Rocky Mountains-based refineries located in Casper, Wyoming and Sinclair, Wyoming. Under the terms of the Contribution Agreement (as defined in Note 3), HEP acquired STC, Sinclair HoldCo’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair refineries and third parties, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired STC’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline (the 25% non-operated interest not already owned by HEP, resulting in UNEV Pipeline, LLC (“UNEV”) becoming a wholly owned subsidiary of HEP). The addition of the Acquired Sinclair Businesses to the HollyFrontier business created a combined company with increased scale and ability to diversify and is expected to drive growth through the expanded refining and renewables business. In addition, the HFC Transactions added an integrated branded wholesale distribution network to our business.

The Sinclair Transactions were accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the effective date, with the excess consideration recorded as goodwill.

The following tables present the preliminary purchase consideration and preliminary purchase price allocation of the assets acquired and liabilities assumed on March 14, 2022:

Preliminary Purchase Consideration (in thousands except for per share amounts)
Shares of HF Sinclair common stock issued	60,230
Closing price per share of HFC common stock (1)	$35.68
Purchase consideration paid in HF Sinclair common stock	2,149,008
Shares of HEP common units issued to Sinclair	21,000
Closing price per share of HEP common units (2)	$16.62
Purchase consideration paid in units of HEP common units	349,020
Total equity consideration	2,498,028
Cash consideration paid by HEP	321,366
Aggregate of estimated adjusted payments to be received by HFC and HEP	(90,165)
Total cash consideration	231,201
Total purchase consideration	$2,729,229

(1)Based on the HollyFrontier closing stock price on March 11, 2022.
(2)Based on the HEP closing unit price on March 11, 2022.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

(In thousands)
Assets Acquired
Accounts receivable	$460,391
Inventories: Crude oil and refined products	889,340
Inventories: Materials, supplies and other	33,172
Properties, plants and equipment	1,286,656
Operating lease right-of-use assets	4,585
Other assets: Intangibles and other	487,368
Total assets acquired	$3,161,512

Liabilities Assumed
Accounts payable	$580,040
Operating lease liabilities	1,030
Accrued liabilities	83,729
Noncurrent operating lease liabilities	3,554
Deferred income taxes	353,813
Other long-term liabilities	66,527
Total liabilities assumed	$1,088,693
Net assets acquired	$2,072,819
Goodwill	$656,410

The preliminary purchase price allocation resulted in the recognition of $656.4 million in goodwill, of which $90.8 million was related to HEP. The goodwill recognized is primarily attributable to operating and administrative synergies and net deferred tax liabilities arising from the differences between the estimated fair values of assets and liabilities and the tax basis of these assets and liabilities. There are qualitative assumptions of long-term factors that this acquisition creates for our stockholders, including increased scale and diversification that is expected to drive growth through the expanded refining and renewables businesses and the addition of an integrated branded wholesale distribution network. This goodwill is not deductible for income tax purposes.

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

Intangibles include the Sinclair trade name, fuel agreements and customer relationships totaling $213.1 million that are being amortized on a straight-line basis over a range of four to twenty-year period. The intangible assets were valued using the income approach.

The fair value of equity method investments totaled $234.3 million and was based on a combination of valuation methods including discounted cash flows and the guideline public company method.

Accrued liabilities include $70.6 million of RINs credit obligations, including 2022 obligations through the Closing Date, which were valued based on market prices for RINs at the effective date, a Level 2 input. Sinclair HoldCo is financially responsible for satisfaction of RINs credit obligations for all periods prior to the closing. This receivable totaled $68.4 million and was valued based on market prices for RINs at the effective date.

All other fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The fair values of all other current receivable and payables were equivalent to their carrying values due to their short-term nature.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

These fair value estimates are preliminary and, therefore, the final fair values of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all needed information has become available and working capital true-up is complete, and we finalize our valuations.

Our consolidated financial and operating results reflect the Acquired Sinclair Businesses operations beginning March 14, 2022. Our results of operations for the three months ended June 30, 2022 included revenue and income from operations of $1,910.3 million and $316.9 million, respectively, and revenue and income from operations of $2,433.6 million and $357.3 million for the period from March 14, 2022 through June 30, 2022, respectively, related to the Acquired Sinclair Businesses operations.

During the three and six months ended June 30, 2022, we incurred $12.5 million and $37.5 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the three and six months ended June 30, 2022 and 2021 was derived from our historical financial statements giving effect to the Sinclair Transactions as if they had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of the fair-valued properties, plants and equipment acquired in the Sinclair Transactions and the estimated tax impacts of the pro forma adjustments.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
	(In thousands)
Sales and other revenues	$5,726,961	$19,626,409	$10,088,706
Net income attributable to HF Sinclair stockholders	$216,972	$1,311,871	$337,132

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and / or operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of June 30, 2022, HEP owned a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); and a 25.06% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a 220-mile crude oil pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a 310-mile pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

At June 30, 2022, we owned a 47% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 79% of HEP’s total revenues for the six months ended June 30, 2022. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

HEP has outstanding debt under its senior secured revolving credit agreement and its senior notes. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries. See Note 10 for a description of HEP’s debt obligations.

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

Cushing Connect entered into a contract with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect will be shared proportionately among the partners. However, HEP is solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP’s share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $73 million.

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

As part of HEP’s acquisition of STC, HEP acquired the 25.0% non-operated interest of UNEV not already owned by HEP and as such, UNEV, the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada and associated product terminals, became a wholly owned subsidiary of HEP.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HEP’s existing senior management team continues to operate HEP. Pursuant to that certain unitholders agreement (the “Unitholders Agreement”) by and among HEP, Holly Logistic Services, L.L.C., Navajo Pipeline Co., L.P. and the Sinclair Parties, Sinclair HoldCo was granted the right to nominate, and has nominated, one director to the HEP Board of Directors at the Closing Date. Sinclair HoldCo’s stockholders have also agreed to certain customary lock up restrictions and registration rights for the HEP common limited partner units to be issued to the stockholders of Sinclair HoldCo. HEP will continue to be named Holly Energy Partners, L.P.

Contemporaneous with the closing of the Sinclair Transactions, HEP and HollyFrontier amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2037. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. On March 14, 2022, HollyFrontier Refining & Marketing LLC, Sinclair Oil and Holly Energy Partners - Operating, L.P. entered into an amendment to the master throughput agreement. As of July 1, 2022, these agreements require minimum annualized payments to HEP of $445.9 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease revenues	$3,874	$3,731	$7,157	$8,178
Sales-type lease interest income	$629	$637	$1,261	$1,276
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$708	$520	$1,069	$857

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$7,783,925	$3,323,897	$13,084,961	$5,795,668
Specialty lubricant products (2)	748,099	605,939	1,430,140	1,086,620
Asphalt, fuel oil and other products (3)	538,545	221,743	977,727	380,329
Total refined product revenues	9,070,569	4,151,579	15,492,828	7,262,617
Excess crude oil revenues (4)	571,874	389,275	1,254,471	745,575
Renewable diesel revenues (5)	115,939	—	144,252	—
Transportation and logistic services	25,233	27,092	53,177	52,350
Marketing revenues (6)	1,336,302	—	1,613,343	—
Other revenues (7)	42,243	9,177	62,839	20,874
Total sales and other revenues	$11,162,160	$4,577,123	$18,620,910	$8,081,416

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$4,145,654	$2,334,226	$7,055,122	$4,002,439
Southwest	1,464,245	941,451	2,527,349	1,709,514
Rocky Mountains	2,806,262	373,252	4,664,749	611,055
Northeast	274,422	199,955	517,859	372,253
Canada	290,474	213,338	544,433	395,284
Europe, Asia and Latin America	89,512	89,357	183,316	172,072
Total refined product revenues	$9,070,569	$4,151,579	$15,492,828	$7,262,617

(1)Transportation fuels revenues are attributable to our Refining segment wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenues include revenues attributable to our Refining and Lubricants and Specialty Products segments of $443.4 million and $95.1 million, respectively, for the three months ended June 30, 2022, $811.0 million and $166.7 million, respectively, for the six months ended June 30, 2022, $165.9 million and $55.8 million, respectively, for the three months ended June 30, 2021, $283.2 million and $97.1 million for the six months ended June 30, 2021.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Renewable diesel revenues are attributable to our Renewables segment.
(6)Marketing revenues consist primarily of branded gasoline and diesel fuel.
(7)Other revenues are principally attributable to our Refining segment.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities during the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Balance at January 1	$9,278	$6,738
Increase	16,209	15,314
Recognized as revenue	(15,787)	(14,686)
Balance at June 30	$9,700	$7,366

As of June 30, 2022, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows, which include branded sales volumes assumed upon our acquisition of the Acquired Sinclair Businesses:

	Remainder of 2022	2023	2024	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	19,929	30,445	24,117	46,030	120,521

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of June 30, 2022 are presented below:

	Remainder of 2022	2023	2024	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$5,653	$11,017	$11,017	$3,017	$30,704

NOTE 5:Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consist of derivative instruments and RINs receivable and credit obligations.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of derivative instruments and RINs receivable and credit obligations at June 30, 2022 and December 31, 2021 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2022
Assets:
NYMEX futures contracts	$5,776	$5,776	$—	$—
Commodity forward contracts	3,621	—	3,621	—
RINs receivable (1)	79,488	—	79,488	—
Foreign currency forward contracts	8,159	—	8,159	—
Total assets	$97,044	$5,776	$91,268	$—

Liabilities:
Commodity forward contracts	$3,073	$—	$3,073	$—
Foreign currency forward contracts	94	—	94	—
RINs credit obligations (1) (2)	79,488	—	79,488	—
Total liabilities	$82,655	$—	$82,655	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Assets:
Commodity forward contracts	$286	$—	$286	$—
Foreign currency forward contracts	6,177	—	6,177	—
Total assets	$6,463	$—	$6,463	$—

Liabilities:
NYMEX futures contracts	$1,269	$1,269	$—	$—
Commodity forward contracts	566	—	566	—
RINs credit obligations (2)	9,429	—	9,429	—
Total liabilities	$11,264	$1,269	$9,995	$—

(1)Sinclair HoldCo is financially responsible for satisfaction of RINs credit obligations for all periods prior to the closing of the Sinclair Transactions. See Note 2 for additional information.
(2)Represents obligations for RINs credits for which we did not have sufficient quantities at June 30, 2022 and December 31, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements. See Note 2 for additional information on RINs credit obligations assumed in the Sinclair Transactions.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$1,221,262	$168,850	$1,381,236	$317,067
Participating securities’ share in earnings (1)	11,632	2,223	14,888	4,271
Net income attributable to common shares	$1,209,630	$166,627	$1,366,348	$312,796
Average number of shares of common stock outstanding	222,952	162,523	199,149	162,501
Average number of shares of common stock outstanding assuming dilution	222,952	162,523	199,149	162,501
Basic earnings per share	$5.43	$1.03	$6.86	$1.92
Diluted earnings per share	$5.43	$1.03	$6.86	$1.92

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

The compensation cost for these plans was $8.4 million and $11.9 million for the three months ended June 30, 2022 and 2021, respectively, and $17.3 million and $22.8 million for the six months ended June 30, 2022 and 2021, respectively.

Additionally, HEP maintains an equity-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s equity-based compensation plan was $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million for both the six months ended June 30, 2022 and 2021, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
A summary of restricted stock unit and performance share unit activity during the six months ended June 30, 2022 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2022	1,604,540	864,626
Granted (1)	20,023	7,335
Vested	(19,711)	—
Forfeited	(74,333)	(40,101)
Outstanding at June 30, 2022	1,530,519	831,860

(1) Weighted average grant date fair value per unit	$38.31	$38.50

NOTE 8:Inventories

Inventories consist of the following components:

	June 30, 2022	December 31, 2021
	(In thousands)
Crude oil	$937,259	$630,873
Other raw materials and unfinished products (1)	951,938	530,067
Finished products (2)	1,443,230	726,930
Lower of cost or market reserve	(34,731)	(8,739)
Process chemicals (3)	51,175	43,025
Repair and maintenance supplies and other (4)	276,637	199,972
Total inventory	$3,625,508	$2,122,128

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $34.7 million and $8.7 million at June 30, 2022 and December 31, 2021, respectively. A new market reserve of $34.7 million as of June 30, 2022 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $34.5 million and $26.0 million for the three and six months ended June 30, 2022, respectively.

At June 30, 2022, the LIFO value of our refining inventories was equal to cost. For the three and six months ended June 30, 2021, we recorded a decrease to cost of products sold of $118.8 million and $318.9 million, respectively, due to the effect of the change in the lower of cost or market reserve recorded on our refinery inventories at that time.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We incurred expense of $0.7 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $166.2 million and $117.2 million at June 30, 2022 and December 31, 2021, respectively, of which $143.8 million and $99.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time (up to 30 years for certain projects). Accrued environmental liabilities assumed in the Sinclair Transactions were $50.7 million at the acquisition date. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:Debt

HF Sinclair Credit Agreement
On April 27, 2022, after giving effect to the consummation of the exchange offers and the issuance of the HF Sinclair Senior Notes (as defined below), HF Sinclair entered into a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. The HF Sinclair Credit Agreement replaced the $1.35 billion senior unsecured credit facility of HollyFrontier, which was terminated on April 27, 2022. At June 30, 2022, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HF Sinclair Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At June 30, 2022, HEP was in compliance with all of its covenants, had outstanding borrowings of $721.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 3.57% as of June 30, 2022.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HollyFrontier Bond Exchange
On April 27, 2022, HF Sinclair completed its offers to exchange any and all outstanding HollyFrontier 2.625% senior notes maturing October 2023 (the “HollyFrontier 2.625% Senior Notes”), 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”) and 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes”) (and, collectively, the “HollyFrontier Senior Notes”) for 2.625% senior notes maturing October 2023 (the “HF Sinclair 2.625% Senior Notes”), 5.875% senior notes maturing April 2026 (the “HF Sinclair 5.875% Senior Notes”) and 4.500% senior notes maturing October 2030 (the “HF Sinclair 4.500% Senior Notes”) (and, collectively, the “HF Sinclair Senior Notes”) to be issued by HF Sinclair and cash. Additionally, HF Sinclair solicited consents to adopt certain amendments to the indenture governing the HollyFrontier Senior Notes.

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

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $34.8 million and $37.4 million at June 30, 2022 and December 31, 2021, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

HEP Senior Notes
On April 8, 2022, HEP closed a private placement of $400 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”) at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The net proceeds from the offering of the HEP 6.375% Senior Notes were used to partially repay outstanding borrowings under the HEP Credit Agreement.

In addition, HEP has $500.0 million in aggregate principal amount of 5.0% senior notes maturing February 2028 (the “HEP 5.0% Senior Notes,” and together with the HEP 6.375% Senior Notes, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of June 30, 2022. At any time when the HEP Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. or S&P Global Ratings and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by certain of HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of long-term debt are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
HollyFrontier
2.625% Senior Notes	$59,652	$350,000
5.875% Senior Notes	202,900	1,000,000
4.500% Senior Notes	74,966	400,000
	337,518	1,750,000

HF Sinclair
2.625% Senior Notes	290,348	—
5.875% Senior Notes	797,100	—
4.500% Senior Notes	325,034	—
	1,412,482	—

Unamortized discount and debt issuance costs	(10,357)	(10,312)

Total HF Sinclair long-term debt	1,739,643	1,739,688

HEP Credit Agreement	721,000	840,000

HEP
5.000% Senior Notes	500,000	500,000
6.375% Senior Notes	400,000	—
	900,000	500,000

Unamortized discount and debt issuance costs	(12,540)	(6,951)

Total HEP long-term debt	1,608,460	1,333,049

Total long-term debt	$3,348,103	$3,072,737

The fair values of the senior notes are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)

HollyFrontier and HF Sinclair Senior Notes	$1,717,195	$1,912,753

HEP Senior Notes	$808,706	$502,705

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized $1.2 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively, of interest attributable to construction projects.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

Accounting Hedges
We had swap contracts serving as cash flow hedges against price risk on forecasted purchases of natural gas that matured as of December 31, 2021. We also periodically have forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income (loss). These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (loss) (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2022	2021		2022	2021
	(In thousands)
Commodity contracts	$—	$5,424	Sales and other revenues	$—	$(5,052)
			Operating expenses	—	103
Total	$—	$5,424		$—	$(4,949)

Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2022	2021		2022	2021
	(In thousands)
Commodity contracts	$326	$782	Sales and other revenues	$(5,288)	$(18,771)
			Operating expenses	—	(53)
Total	$326	$782		$(5,288)	$(18,824)

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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(In thousands)
Commodity contracts	Cost of products sold	$(27,618)	$(9,469)	$(37,406)	$(12,079)
	Interest expense	4,001	4,831	2,580	7,506
Foreign currency contracts	Gain (loss) on foreign currency transactions	12,960	(6,086)	6,530	(12,829)
	Total	$(10,657)	$(10,724)	$(28,296)	$(17,402)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
As of June 30, 2022, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2022	2023	Unit of Measure
Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,245,000	1,245,000	—	Barrels
Forward gasoline and diesel contracts - long	270,000	270,000	—	Barrels
Foreign currency forward contracts	445,568,948	226,327,761	219,241,187	U.S. dollar
Forward commodity contracts (platinum)	38,723	3,800	34,923	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2022

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$5,776	$—	$5,776	$—	$—	$—
Commodity forward contracts	3,621	—	3,621	3,073	—	3,073
Foreign currency forward contracts	8,159	—	8,159	94	—	94
	$17,556	$—	$17,556	$3,167	$—	$3,167

Total net balance			$17,556			$3,167

Balance sheet classification:	Prepayment and other		$17,556	Accrued liabilities		$3,167

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2021
Derivatives designated as cash flow hedging instruments:
Commodity forward contracts	$—	$—	$—	$238	$—	$238
	$—	$—	$—	$238	$—	$238

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1,269	$—	$1,269
Commodity forward contracts	286	—	286	328	—	328
Foreign currency forward contracts	7,494	(1,317)	6,177	—	—	—
	$7,780	$(1,317)	$6,463	$1,597	$—	$1,597

Total net balance			$6,463			$1,835

Balance sheet classification:	Prepayment and other		$6,463	Accrued liabilities		$1,835

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. In June 2022, our Board of Directors determined that privately negotiated repurchases from REH Company (formerly known as The Sinclair Companies) are also authorized under the share repurchase program, subject to REH Company’s interest and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by the Board of Directors. During the three and six months ended June 30, 2022, we made open market purchases of 2,730,000 shares for $132.3 million under our share repurchase program. No share repurchases were made during the three and six months ended June 30, 2021. As of June 30, 2022, we had remaining authorization to repurchase up to $867.7 million under this share repurchase program. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the six months ended June 30, 2022 and 2021, we withheld 4,990 and 14,063 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

Our Board of Directors declared a regular quarterly dividend in the amount of $0.40 per share, payable on September 1, 2022 to holders of record of common stock on August 18, 2022.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 13:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2022
Net change in foreign currency translation adjustment	$(17,886)	$(3,775)	$(14,111)
Net change in pension and other post-retirement benefit obligations	(906)	(221)	(685)
Other comprehensive loss attributable to HF Sinclair stockholders	$(18,792)	$(3,996)	$(14,796)

Three Months Ended June 30, 2021
Net change in foreign currency translation adjustment	$2,088	$450	$1,638
Net unrealized gain on hedging instruments	5,424	1,363	4,061
Net change in pension and other post-retirement benefit obligations	(932)	(228)	(704)
Other comprehensive income attributable to HF Sinclair stockholders	$6,580	$1,585	$4,995

Six Months Ended June 30, 2022
Net change in foreign currency translation adjustment	$(16,165)	$(3,396)	$(12,769)
Net unrealized gain on hedging instruments	326	67	259
Net change in pension and other post-retirement benefit obligations	(1,812)	(442)	(1,370)
Other comprehensive loss attributable to HF Sinclair stockholders	$(17,651)	$(3,771)	$(13,880)

Six Months Ended June 30, 2021
Net change in foreign currency translation adjustment	$(3,775)	$(775)	$(3,000)
Net unrealized gain on hedging instruments	782	194	588
Net change in pension and other post-retirement benefit obligations	(1,862)	(465)	(1,397)
Other comprehensive loss attributable to HF Sinclair stockholders	$(4,855)	$(1,046)	$(3,809)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (loss) (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended June 30,
	2022	2021
	(In thousands)
Hedging instruments:
Commodity price swaps	$—	$(5,052)	Sales and other revenues
	—	103	Operating expenses
	—	(4,949)
	—	(1,247)	Income tax benefit
	—	(3,702)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	45	104	Gain on sale of assets and other
	11	26	Income tax expense
	34	78	Net of tax

Post-retirement healthcare obligations	870	837	Gain on sale of assets and other
	211	211	Income tax expense
	659	626	Net of tax

Retirement restoration plan	(9)	(9)	Gain on sale of assets and other
	(2)	(2)	Income tax benefit
	(7)	(7)	Net of tax

Total reclassifications for the period	$686	$(3,005)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Six Months Ended June 30,
	2022	2021
	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,288)	$(18,771)	Sales and other revenues
	—	(53)	Operating expenses
	(5,288)	(18,824)
	(1,282)	(4,744)	Income tax benefit
	(4,006)	(14,080)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	90	205	Gain on sale of assets and other
	22	52	Income tax expense
	68	153	Net of tax

Post-retirement healthcare obligations	1,740	1,675	Gain on sale of assets and other
	422	422	Income tax expense
	1,318	1,253	Net of tax

Retirement restoration plan	(18)	(18)	Gain on sale of assets and other
	(4)	(5)	Income tax benefit
	(14)	(13)	Net of tax

Total reclassifications for the period	$(2,634)	$(12,687)

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	June 30, 2022	December 31, 2021
	(In thousands)
Foreign currency translation adjustment	$(20,630)	$(7,861)
Unrealized gain on pension obligation	1,359	1,449
Unrealized gain on post-retirement benefit obligations	8,062	9,342
Unrealized loss on hedging instruments	—	(259)
Accumulated other comprehensive income (loss)	$(11,209)	$2,671

NOTE 14:Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross and Cheyenne refineries for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross and Cheyenne refineries for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross and Cheyenne refineries for the 2019 and 2020 compliance years. Various subsidiaries of HollyFrontier are currently pursuing legal challenges to the EPA’s decisions to reverse its grant of small refinery exemptions for the 2016 and 2018 compliance years. The first lawsuit, filed against the EPA on May 6, 2022 and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022 and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed. In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the U.S. Court of Appeals for the DC Circuit against the EPA challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, various subsidiaries of HollyFrontier intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision. It is too early to predict the outcome of these matters. We are unable to estimate the costs we may incur, if any, at this time.

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021 and we recorded a “Gain on tariff settlement” on our consolidated statements of operations for the six months ended June 30, 2021.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As a result of the Sinclair Transactions that closed on March 14, 2022, the operations of the Acquired Sinclair Businesses are reported in the Refining, Renewables, Marketing and HEP segments.

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo and Woods Cross refineries and HollyFrontier Asphalt Company LLC (“HFC Asphalt”). Also, effective with our acquisition that closed on November 1, 2021, the Refining segment includes our Puget Sound refinery, and effective with our acquisition that closed on March 14, 2022, includes our Sinclair and Casper refineries. Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. HFC Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

The Renewables segment represents the operations of the Cheyenne renewable diesel unit (“RDU”), which was mechanically complete in the fourth quarter of 2021 and fully operational in the first quarter of 2022, the pre-treatment unit (“PTU”) at our Artesia, New Mexico facility, which was completed and fully operational in the first quarter of 2022 and the Artesia RDU, which was completed and fully operational in the second quarter of 2022. Also, effective with our acquisition that closed on March 14, 2022, the Renewables segment includes the Sinclair RDU. During the construction phase of our RDUs and PTU, operating expense and capital expenditures were reported in the Corporate and Other segment, and this financial information has been retrospectively adjusted to reflect our current segment presentation.

Effective with our acquisition that closed on March 14, 2022, the Marketing segment includes branded fuel sales through more than 300 distributors to more than 1,300 branded sites in the United States and licensing fees for the use of the Sinclair brand at more than 300 additional locations throughout the country.

The Lubricants and Specialty Products segment represents Petro-Canada Lubricants, Inc.’s (“PCLI”) production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the largest suppliers of locomotive engine oil in North America. Also, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The HEP segment also includes 50% ownership interests in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect, a 25.06% ownership interest in the Saddle Butte Pipeline and a 49.995% ownership interest in the Pioneer Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021.

As discussed above, we revised our reportable segments to align with certain changes in how our chief operating decision maker manages and allocates resources to our business. As a result of these changes, assets by segment are no longer a measure used to assess the performance of the segments by our chief operating decision maker and thus are not reported in our disclosures.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2022
Sales and other revenues:
Revenues from external customers	$8,839,662	$115,939	$1,336,302	$845,024	$25,233	$—	$11,162,160
Intersegment revenues	1,448,919	78,639	—	4,917	110,537	(1,643,012)	—
	$10,288,581	$194,578	$1,336,302	$849,941	$135,770	$(1,643,012)	$11,162,160
Cost of products sold (exclusive of lower of cost or market inventory)	$8,119,285	$192,662	$1,311,333	$576,428	$—	$(1,619,793)	$8,579,915
Lower of cost or market inventory valuation adjustment	$—	$34,543	$—	$—	$—	$—	$34,543
Operating expenses	$469,304	$29,273	$—	$74,470	$53,899	$(20,819)	$606,127
Selling, general and administrative expenses	$39,123	$1,001	$1,049	$43,555	$4,683	$21,464	$110,875
Depreciation and amortization	$102,780	$10,371	$4,418	$20,605	$26,371	$(501)	$164,044
Income (loss) from operations	$1,558,089	$(73,272)	$19,502	$134,883	$50,817	$(23,363)	$1,666,656
Earnings of equity method investments	$—	$—	$—	$—	$5,447	$—	$5,447
Capital expenditures	$36,711	$87,525	$5,309	$8,026	$9,100	$12,773	$159,444

	Refining	Renewables	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2021
Sales and other revenues:
Revenues from external customers	$3,887,273	$—	$662,755	$27,092	$3	$4,577,123
Intersegment revenues	205,186	—	6,434	99,142	(310,762)	—
	$4,092,459	$—	$669,189	$126,234	$(310,759)	$4,577,123
Cost of products sold (exclusive of lower of cost or market inventory)	$3,619,319	$—	$491,218	$—	$(284,808)	$3,825,729
Lower of cost or market inventory valuation adjustment	$(118,825)	$—	$—	$—	$—	$(118,825)
Operating expenses	$231,422	$11,231	$61,310	$42,068	$(11,840)	$334,191
Selling, general and administrative expenses	$30,136	$—	$37,583	$2,846	$7,189	$77,754
Depreciation and amortization	$79,938	$316	$19,152	$22,275	$2,361	$124,042
Income (loss) from operations	$250,469	$(11,547)	$59,926	$59,045	$(23,661)	$334,232
Earnings of equity method investments	$—	$—	$—	$3,423	$—	$3,423
Capital expenditures	$33,150	$113,747	$5,614	$24,498	$5,871	$182,880

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2022
Sales and other revenues:
Revenues from external customers	$15,211,556	$144,252	$1,613,343	$1,598,582	$53,177	$—	$18,620,910
Intersegment revenues	1,583,192	97,693	—	6,368	202,791	(1,890,044)	—
	$16,794,748	$241,945	$1,613,343	$1,604,950	$255,968	$(1,890,044)	$18,620,910
Cost of products sold (exclusive of lower of cost or market inventory)	$14,028,895	$236,933	$1,582,464	$1,081,005	$—	$(1,847,370)	$15,081,927
Lower of cost or market inventory valuation adjustment	$—	$25,992	$—	$—	$—	$—	$25,992
Operating expenses	$824,276	$56,369	$—	$140,471	$96,523	$(34,078)	$1,083,561
Selling, general and administrative expenses	$73,005	$1,873	$1,189	$85,304	$8,995	$50,931	$221,297
Depreciation and amortization	$197,461	$16,171	$4,919	$41,199	$47,957	$938	$308,645
Income (loss) from operations	$1,671,111	$(95,393)	$24,771	$256,971	$102,493	$(60,465)	$1,899,488
Earnings of equity method investments	$—	$—	$—	$—	$9,073	$—	$9,073
Capital expenditures	$66,631	$186,294	$5,309	$14,395	$23,246	$21,865	$317,740

	Refining	Renewables	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2021
Sales and other revenues:
Revenues from external customers	$6,844,306	$—	$1,184,753	$52,350	$7	$8,081,416
Intersegment revenues	265,648	—	8,999	201,068	(475,715)	—
	$7,109,954	$—	$1,193,752	$253,418	$(475,708)	$8,081,416
Cost of products sold (exclusive of lower of cost or market inventory)	$6,381,262	$—	$822,741	$—	$(417,969)	$6,786,034
Lower of cost or market inventory valuation adjustment	$(318,353)	$—	$—	$—	$(509)	$(318,862)
Operating expenses	$524,277	$24,052	$122,063	$83,433	$(19,725)	$734,100
Selling, general and administrative expenses	$58,632	$—	$83,136	$5,815	$12,146	$159,729
Depreciation and amortization	$168,020	$658	$39,273	$45,281	$(5,111)	$248,121
Income (loss) from operations	$296,116	$(24,710)	$126,539	$118,889	$(44,540)	$472,294
Earnings of equity method investments	$—	$—	$—	$5,186	$—	$5,186
Capital expenditures	$73,511	$183,969	$9,701	$57,716	$7,944	$332,841

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries. References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HollyFrontier”) and its consolidated subsidiaries and do not include Hippo Holding LLC, the parent company of Sinclair Oil LLC, Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to June 30, 2022 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in El Dorado, Kansas (the “El Dorado Refinery”); Tulsa, Oklahoma, which comprise two production facilities, the Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); Anacortes, Washington (the “Puget Sound Refinery”); Artesia, New Mexico, which operates in conjunction with crude oil distillation, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”); Woods Cross, Utah (the “Woods Cross Refinery”); Sinclair, Wyoming (the “Sinclair Refinery”) and Casper, Wyoming (the “Casper Refinery”). We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,300 Sinclair branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. We also own a 47% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HF Sinclair subsidiaries.

Market Developments
For the three months ended June 30, 2022, net income attributable to HF Sinclair stockholders was $1,221.3 million compared to $168.9 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, net income attributable to HF Sinclair stockholders was $1,381.2 million compared to $317.1 million for the six months ended June 30, 2021. Gross refining margin per produced barrel sold in our Refining segment increased 211% for the three months ended June 30, 2022 over the same period of 2021.

Our results for the second quarter and first six months of 2022 were favorably impacted by continued strong global economic activity with global demand for transportation fuels, lubricants and the transportation and terminal services having returned to pre-pandemic levels. The rapid increases in crude oil prices and market crack spreads during the second quarter were driven by both sustained increases in demand and the global supply disruption related to actions taken in response to both the COVID-19 pandemic and sanctions imposed on Russia for its invasion of Ukraine. We continue to adjust our operational plans to the evolving market conditions. The extent to which our future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

Table of Content
Sinclair Acquisition
On March 14, 2022 (the “Closing Date”), HollyFrontier and HEP announced the establishment of HF Sinclair as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, HF Sinclair completed its previously announced acquisition of Sinclair Oil by effecting (a) a holding company merger with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of Hippo Holding LLC, the parent company of Sinclair Oil (the “Target Company”) to HF Sinclair in exchange for 60,230,036 shares of HF Sinclair common stock, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair, and HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

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

Puget Sound Refinery Acquisition
On May 4, 2021, HollyFrontier Puget Sound Refining LLC, a wholly owned subsidiary of HollyFrontier, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets. The acquisition closed on November 1, 2021.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $210.5 million and $406.8 million for the three and six months ended June 30, 2022, respectively. At June 30, 2022, our open RINs credit obligations were $79.5 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Under the RFS regulations, the EPA is required to set annual volume targets of renewable fuels that obligated parties, such as us, must blend into petroleum-based transportation fuels consumed in the United States. These volume requirements are used to determine an obligated party’s renewable volume obligation (“RVO”). The EPA released a final rule on June 3, 2022 that, among other things, reduced the volume targets for 2020 and established targets for 2021 and 2022. In 2020, we recognized the cost of the RVO using the 2020 volume targets set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates. As a result of the final rule released by the EPA on June 3, 2022 as noted above, we recognized a benefit of $72.0 million in the three and six months ended June 30, 2022 related to the modification of the 2020 and 2021 volume targets.

Table of Content

OUTLOOK

Within our Refining segment, for the third quarter of 2022, we expect to run between 630,000 – 650,000 barrels per day of crude oil. This guidance reflects the strong underlying demand trends in our markets, the reduction of refined product supply driven by the global reaction to Russia’s invasion of Ukraine and a full quarter’s operating results from the Sinclair and Casper refineries.

Within our Lubricants and Specialty Products segment, for the third quarter of 2022, we expect continued strength in earnings in our Rack Forward business as well as strong performance in our Rack Back business due to the reduction in base oil supply from Russia.

Within our Renewables business, we completed construction of the Artesia renewable diesel unit and commenced start up in the second quarter of 2022. The Sinclair and Cheyenne renewable diesel units and the Artesia pre-treatment unit are all on-line. For the third quarter of 2022, we will continue to ramp up production across these assets as we expect to reach full production levels by the end of the third quarter. We are suspending construction of the Sinclair pre-treatment unit until 2023 pending a review of project economics and other potential alternatives.

In the third quarter of 2022, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and maintaining distributable cash flow coverage of 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

Our Board of Directors declared a regular quarterly dividend in the amount of $0.40 per share, payable on September 1, 2022 to holders of record of common stock on August 18, 2022. In the second quarter of 2022, we resumed the repurchase of our common stock under our existing $1.0 billion share repurchase program and expect to remain active throughout the second half of 2022.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so. During the second quarter of 2022, we received $83 million in cash tax benefit in 2022 from the net operating loss carryback provisions under the CARES Act.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2022 and 2021 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2021
	2022	2021	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$11,162,160	$4,577,123	$6,585,037	144%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,579,915	3,825,729	4,754,186	124
Lower of cost or market inventory valuation adjustment	34,543	(118,825)	153,368	(129)
	8,614,458	3,706,904	4,907,554	132
Operating expenses (exclusive of depreciation and amortization)	606,127	334,191	271,936	81
Selling, general and administrative expenses (exclusive of depreciation and amortization)	110,875	77,754	33,121	43
Depreciation and amortization	164,044	124,042	40,002	32
Total operating costs and expenses	9,495,504	4,242,891	5,252,613	124
Income from operations	1,666,656	334,232	1,332,424	399
Other income (expense):
Earnings of equity method investments	5,447	3,423	2,024	59
Interest income	1,844	1,029	815	79
Interest expense	(38,961)	(28,942)	(10,019)	35
Gain (loss) on foreign currency transactions	(905)	583	(1,488)	(255)
Gain on sale of assets and other	2,320	7,927	(5,607)	(71)
	(30,255)	(15,980)	(14,275)	89
Income before income taxes	1,636,401	318,252	1,318,149	414
Income tax expense	383,493	123,485	260,008	211
Net income	1,252,908	194,767	1,058,141	543
Less net income attributable to noncontrolling interest	31,646	25,917	5,729	22
Net income attributable to HF Sinclair stockholders	$1,221,262	$168,850	$1,052,412	623%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$5.43	$1.03	$4.40	427%
Diluted	$5.43	$1.03	$4.40	427%
Cash dividends declared per common share	$0.40	$—	$0.40	100%
Average number of common shares outstanding:
Basic	222,952	162,523	60,429	37%
Diluted	222,952	162,523	60,429	37%

Table of Content

	Six Months Ended June 30,		Change from 2021
	2022	2021	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$18,620,910	$8,081,416	10,539,494	130%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	15,081,927	6,786,034	8,295,893	122
Lower of cost or market inventory valuation adjustment	25,992	(318,862)	344,854	(108)
	15,107,919	6,467,172	8,640,747	134
Operating expenses (exclusive of depreciation and amortization)	1,083,561	734,100	349,461	48
Selling, general and administrative expenses (exclusive of depreciation and amortization)	221,297	159,729	61,568	39
Depreciation and amortization	308,645	248,121	60,524	24
Total operating costs and expenses	16,721,422	7,609,122	9,112,300	120
Income from operations	1,899,488	472,294	1,427,194	302

Other income (expense):
Earnings of equity method investments	9,073	5,186	3,887	75
Interest income	2,841	2,060	781	38
Interest expense	(73,820)	(67,328)	(6,492)	10
Gain on tariff settlement	—	51,500	(51,500)	(100)
Loss on foreign currency transactions	(766)	(734)	(32)	4
Gain on sale of assets and other	6,215	9,817	(3,602)	(37)
	(56,457)	501	(56,958)	(11,369)
Income before income taxes	1,843,031	472,795	1,370,236	290
Income tax expense	404,822	95,178	309,644	325
Net income	1,438,209	377,617	1,060,592	281
Less net income attributable to noncontrolling interest	56,973	60,550	(3,577)	(6)
Net income attributable to HF Sinclair stockholders	$1,381,236	$317,067	$1,064,169	336%

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$6.86	$1.92	$4.94	257%
Diluted	$6.86	$1.92	$4.94	257%
Cash dividends declared per common share	$0.40	$0.35	$0.05	14%
Average number of common shares outstanding:
Basic	199,149	162,501	36,648	23%
Diluted	199,149	162,501	36,648	23%

Balance Sheet Data

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,702,286	$234,444
Working capital	$3,636,627	$1,696,990
Total assets	$19,177,854	$12,916,613
Long-term debt	$3,348,103	$3,072,737
Total equity	$9,874,910	$6,294,465

Table of Content
Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net cash provided by operating activities	$1,528,356	$427,755	$1,989,392	$490,081
Net cash used for investing activities	$(153,835)	$(175,248)	$(539,011)	$(322,312)
Net cash provided by (used for) financing activities	$(261,214)	$(48,917)	$20,172	$(138,478)
Capital expenditures	$159,444	$182,880	$317,740	$332,841
EBITDA (1)	$1,805,916	$444,290	$2,165,682	$725,634

(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income attributable to HF Sinclair stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Segment Operating Data

Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP. See Note 15 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa Refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Sinclair and Casper Refineries. The Puget Sound Refinery was acquired November 1, 2021, and thus is included for the period January 1, 2022 to June 30, 2022. In addition, the refinery operations of the Sinclair and Casper Refineries are included for the period March 14, 2022 (date of acquisition) through June 30, 2022. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022 (8)	2021
Mid-Continent Region
Crude charge (BPD) (1)	277,930	278,380	284,030	247,500
Refinery throughput (BPD) (2)	292,570	293,050	298,950	257,030
Sales of produced refined products (BPD) (3)	279,170	287,680	279,710	249,400
Refinery utilization (4)	106.9%	107.1%	109.2%	95.2%

Average per produced barrel (5)
Refinery gross margin	$32.53	$10.82	$20.96	$8.99
Refinery operating expenses (6)	6.21	5.27	6.11	7.22
Net operating margin	$26.32	$5.55	$14.85	$1.77

Refinery operating expenses per throughput barrel (7)	$5.92	$5.18	$5.72	$6.89

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022 (8)	2021
Mid-Continent Region
Feedstocks:
Sweet crude oil	54%	64%	58%	62%
Sour crude oil	22%	14%	18%	14%
Heavy sour crude oil	19%	17%	19%	19%
Other feedstocks and blends	5%	5%	5%	5%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	51%	50%	51%
Diesel fuels	35%	34%	34%	34%
Jet fuels	5%	4%	6%	5%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	2%	3%	2%
Base oils	4%	4%	4%	4%
LPG and other	2%	4%	2%	3%
Total	100%	100%	100%	100%

West Region
Crude charge (BPD) (1)	349,380	137,970	292,450	134,940
Refinery throughput (BPD) (2)	370,740	151,680	315,350	148,160
Sales of produced refined products (BPD) (3)	376,400	156,260	309,530	150,290
Refinery utilization (4)	83.6%	95.2%	77.6%	93.1%

Average per produced barrel (5)
Refinery gross margin	$39.21	$13.35	$30.42	$11.88
Refinery operating expenses (6)	9.10	6.57	9.19	7.29
Net operating margin	$30.11	$6.78	$21.23	$4.59

Refinery operating expenses per throughput barrel (7)	$9.24	$6.77	$9.02	$7.40

Feedstocks:
Sweet crude oil	33%	22%	29%	23%
Sour crude oil	46%	59%	50%	59%
Heavy sour crude oil	10%	—%	9%	—%
Black wax crude oil	5%	10%	5%	9%
Other feedstocks and blends	6%	9%	7%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	52%	53%	53%
Diesel fuels	33%	37%	31%	37%
Jet fuels	5%	—%	5%	—%
Fuel oil	2%	3%	5%	3%
Asphalt	3%	5%	2%	4%
LPG and other	4%	3%	4%	3%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022 (8)	2021
Consolidated
Crude charge (BPD) (1)	627,310	416,350	576,480	382,440
Refinery throughput (BPD) (2)	663,310	444,730	614,300	405,190
Sales of produced refined products (BPD) (3)	655,570	443,940	589,240	399,690
Refinery utilization (4)	92.5%	102.8%	90.5%	94.4%

Average per produced barrel (5)
Refinery gross margin	$36.36	$11.71	$25.93	$10.07
Refinery operating expenses (6)	7.87	5.73	7.73	7.25
Net operating margin	$28.49	$5.98	$18.20	$2.82

Refinery operating expenses per throughput barrel (7)	$7.77	$5.72	$8.25	$7.07

Feedstocks:
Sweet crude oil	42%	50%	43%	48%
Sour crude oil	36%	30%	34%	30%
Heavy sour crude oil	14%	11%	14%	12%
Black wax crude oil	3%	3%	3%	3%
Other feedstocks and blends	5%	6%	6%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	51%	51%	52%
Diesel fuels	34%	35%	32%	35%
Jet fuels	5%	3%	6%	3%
Fuel oil	2%	1%	3%	1%
Asphalt	3%	3%	3%	3%
Base oils	2%	3%	2%	3%
LPG and other	3%	4%	3%	3%
Total	100%	100%	100%	100%

(1)Crude charge represents the barrels per day of crude oil processed at our refineries.
(2)Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.
(3)Represents barrels sold of refined products produced at our refineries (including HFC Asphalt and inter-segment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.
(4)Represents crude charge divided by total crude capacity (BPSD). As a result of our acquisition of the Puget Sound Refinery on November 1, 2021, and the Sinclair and Casper Refineries on March 14, 2022, our consolidated crude capacity increased from 405,000 BPSD at June 30, 2021 to 678,000 BPSD at June 30, 2022.
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
(8)We acquired the Sinclair and Casper Refineries on March 14, 2022. Refining operating data for the six months ended June 30, 2022 includes crude oil and feedstocks processed and refined products sold at our Sinclair and Casper Refineries for the period March 14, 2022 through June 30, 2022 only, averaged over the 181 days in the six months ended June 30, 2022.

Table of Content
Renewables Operating Data

The following table sets forth information about our renewables operations and includes our Sinclair businesses for the period March 14, 2022 (the date of acquisition) through June 30, 2022.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Renewables
Sales volumes (in thousand gallons)	25,688	30,632
Average per produced gallon (1)
Renewables gross margin	$0.07	$0.16
Renewables operating expenses (2)	1.14	1.84
Net operating margin	$(1.07)	$(1.68)

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

Marketing Operating Data

The following table sets forth information about our Marketing operations and includes our Sinclair business for the period March 14, 2022 (the date of acquisition) through June 30, 2022.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Marketing
Number of branded sites at period end	1,329	1,329
Sales volumes (in thousand gallons)	335,106	420,019
Margin per gallon of sales (1)	$0.07	$0.07

(1)Represents average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lubricants and Specialty Products
Throughput (BPD)	20,260	19,310	19,800	19,860
Sales of produced refined products (BPD)	34,000	36,670	34,510	34,630

Sales of produced refined products:
Finished products	53%	51%	52%	52%
Base oils	27%	29%	29%	27%
Other	20%	20%	19%	21%
Total	100%	100%	100%	100%

Table of Content
Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended June 30, 2022
Sales and other revenues	$358,628	$754,442	$(263,129)	$849,941
Cost of products sold	$249,095	$590,462	$(263,129)	$576,428
Operating expenses	$38,073	$36,397	$—	$74,470
Selling, general and administrative expenses	$5,636	$37,919	$—	$43,555
Depreciation and amortization	$7,712	$12,893	$—	$20,605
Income from operations	$58,112	$76,771	$—	$134,883

Three months ended June 30, 2021
Sales and other revenues	$254,485	$629,211	$(214,507)	$669,189
Cost of products sold	$163,280	$542,445	$(214,507)	$491,218
Operating expenses	$29,106	$32,204	$—	$61,310
Selling, general and administrative expenses	$5,914	$31,669	$—	$37,583
Depreciation and amortization	$6,230	$12,922	$—	$19,152
Income from operations	$49,955	$9,971	$—	$59,926

Six months ended June 30, 2022
Sales and other revenues	$637,214	$1,442,389	$(474,653)	$1,604,950
Cost of products sold	$427,634	$1,128,024	$(474,653)	$1,081,005
Operating expenses	$68,887	$71,584	$—	$140,471
Selling, general and administrative expenses	$11,843	$73,461	$—	$85,304
Depreciation and amortization	$15,269	$25,930	$—	$41,199
Income from operations	$113,581	$143,390	$—	$256,971

Six months ended June 30, 2021
Sales and other revenues	$427,927	$1,112,457	$(346,632)	$1,193,752
Cost of products sold	$295,812	$873,561	$(346,632)	$822,741
Operating expenses	$57,727	$64,336	$—	$122,063
Selling, general and administrative expenses	$12,653	$70,483	$—	$83,136
Depreciation and amortization	$13,535	$25,738	$—	$39,273
Income from operations	$48,200	$78,339	$—	$126,539
(1)Rack Back consists of our Petro-Canada Lubricants, Inc. (“PCLI”) base oil production activities, by-product sales to third parties and intra-segment base oil sales to Rack Forward.
(2)Rack Forward activities include the purchase of base oils from Rack Back and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties.
(3)Intra-segment sales of Rack Back produced base oils to Rack Forward are eliminated under the “Eliminations” column.

Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Summary
Net income attributable to HF Sinclair stockholders for the three months ended June 30, 2022 was $1,221.3 million ($5.43 per basic and diluted share), an $1,052.4 million increase from a net income of $168.9 million ($1.03 per basic and diluted share) for the three months ended June 30, 2021. The increase in net income was principally driven by stronger product demand and higher sales prices which resulted in an increase in refinery gross margins and higher refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our renewables inventories decreased pre-tax earnings by $34.5 million for the three months ended June 30, 2022 and lower of cost or market inventory adjustments related to our refining inventories increased pre-tax earnings by $118.8 million for the three months ended June 30, 2021. Refinery gross margins for the three months ended June 30, 2022 increased to $36.36 per produced barrel sold from $11.71 for the three months ended June 30, 2021.

Table of Content
Sales and Other Revenues
Sales and other revenues increased 144% from $4,577.1 million for the three months ended June 30, 2021 to $11,162.2 million for the three months ended June 30, 2022 principally due to the increase in sales prices and higher refined product sales volumes, primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. Sales and other revenues included $1,336.3 million, $845.0 million and $115.9 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended June 30, 2022. Sales and other revenues included $662.8 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended June 30, 2021.

Cost of Products Sold
Total cost of products sold increased 132% from $3,706.9 million for the three months ended June 30, 2021 to $8,614.5 million for the three months ended June 30, 2022 principally due to higher crude oil costs and higher refined product sales volumes, primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. During the second quarters of 2022 and 2021, we recognized a lower of cost or market inventory valuation adjustment charge related to our renewables inventories of $34.5 million and a benefit related to our refining inventories of $118.8 million, respectively.

Gross Refinery Margins
Gross refinery margin per produced barrel sold increased 211% from $11.71 for the three months ended June 30, 2021 to $36.36 for the three months ended June 30, 2022. The increase was due to the effects of an increase in the average per barrel sold sales price during the current year quarter, partially offset by increased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 81% from $334.2 million for the three months ended June 30, 2021 to $606.1 million for the three months ended June 30, 2022 primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 43% from $77.8 million for the three months ended June 30, 2021 to $110.9 million for the three months ended June 30, 2022 primarily due to higher employee related expenses from recent acquisitions and professional services and legal costs incurred in connection with the Sinclair Transactions. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on this acquisition.

Depreciation and Amortization Expenses
Depreciation and amortization increased 32% from $124.0 million for the three months ended June 30, 2021 to $164.0 million for the three months ended June 30, 2022. This increase was due principally to depreciation and amortization attributable to the acquisition of the Puget Sound Refinery, the Acquired Sinclair Businesses and newly capitalized projects related to our renewable diesel units.

Interest Expense
Interest expense was $39.0 million for the three months ended June 30, 2022 compared to $28.9 million for the three months ended June 30, 2021. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027.

For the three months ended June 30, 2022 and 2021, interest expense attributable to our HEP segment was $20.4 million and $13.9 million, respectively.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes was a net loss of $0.9 million and a net gain of $0.6 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, gain (loss) on foreign currency transactions included a gain of $13.0 million and a loss of $6.1 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Table of Content
Income Taxes
For the three months ended June 30, 2022, we recorded an income tax expense of $383.5 million compared to $123.5 million for the three months ended June 30, 2021. This increase was principally due to higher pre-tax income during the three months ended June 30, 2022 compared to the same period of 2021. Our effective tax rates were 23.4% and 38.8% for the three months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Summary
Net income attributable to HF Sinclair stockholders for the six months ended June 30, 2022 was $1,381.2 million ($6.86 per basic and diluted share), a $1,064.2 million increase compared to net income of $317.1 million ($1.92 per basic and diluted share) for the six months ended June 30, 2021. The increase in net income was principally driven by stronger product demand and higher sales prices which resulted in an increase in refinery gross margins and higher refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our renewables inventories decreased pre-tax earnings by $26.0 million for the six months ended June 30, 2022 and lower of cost or market inventory adjustment related to our refining inventories increased pre-tax earnings by $318.9 million and for the six months ended June 30, 2021. Net income for the six months ended June 30, 2021 was impacted by winter storm Uri, which increased natural gas costs across our refining system. Refinery gross margins for the six months ended June 30, 2022 increased to $25.93 per barrel sold from $10.07 for the six months ended June 30, 2021.

Sales and Other Revenues
Sales and other revenues increased 130% from $8,081.4 million for the six months ended June 30, 2021 to $18,620.9 million for the six months ended June 30, 2022 principally due to the increase in sales prices and higher refined product sales volumes, in part due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. Sales and other revenues included $1,613.3 million, $1,598.6 million and $144.3 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the six months ended June 30, 2022. Sales and other revenues included $1,184.8 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the six months ended June 30, 2021.

Cost of Products Sold
Total cost of products sold increased 134% from $6,467.2 million for the six months ended June 30, 2021 to $15,107.9 million for the six months ended June 30, 2022 principally due to higher crude oil costs and higher refined product sales volumes, in part due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. During the six months ended June 30, 2022 and 2021, we recognized a lower of cost or market inventory valuation adjustment charge related to our renewables inventories of $26.0 million and a benefit related to our refining inventories of $318.9 million, respectively.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 157% from $10.07 for the six months ended June 30, 2021 to $25.93 for the six months ended June 30, 2022 principally due to the increase in the average per barrel sold sales prices during the current period, partially offset by the increase in crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 48% from $734.1 million for the six months ended June 30, 2021 to $1,083.6 million for the six months ended June 30, 2022 primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 39% from $159.7 million for the six months ended June 30, 2021 to $221.3 million for the six months ended June 30, 2022 primarily due to higher employee related expenses from recent acquisitions and professional services and legal costs incurred in connection with the Sinclair Transactions. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on these acquisitions.

Table of Content
Depreciation and Amortization Expenses
Depreciation and amortization increased 24% from $248.1 million for the six months ended June 30, 2021 to $308.6 million for the six months ended June 30, 2022. This increase was due principally to depreciation and amortization attributable to the acquisition of the Puget Sound Refinery, the Acquired Sinclair Businesses and newly capitalized projects related to our renewable diesel units.

Interest Expense
Interest expense was $73.8 million for the six months ended June 30, 2022 compared to $67.3 million for the six months ended June 30, 2021. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027.

For the six months ended June 30, 2022 and 2021, interest expense attributable to our HEP Segment was $34.0 million and $27.2 million, respectively.

Gain on Tariff Settlement
For the six months ended June 30, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 14 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were net losses of $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, losses on foreign currency transactions included a net gain of $6.5 million and a loss of $12.8 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the six months ended June 30, 2022, we recorded an income tax expense of $404.8 million compared to $95.2 million for the six months ended June 30, 2021. This increase was principally due to higher pre-tax income during the six months ended June 30, 2022 compared to the same period of 2021. Our effective tax rates were 22.0% and 20.1% for the six months ended June 30, 2022 and 2021, respectively. The year-over-year increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
On April 27, 2022, after giving effect to the consummation of the exchange offers and the issuance of the HF Sinclair Senior Notes (as defined below), HF Sinclair entered into a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. The HF Sinclair Credit Agreement replaced the $1.35 billion senior unsecured revolving credit facility of HollyFrontier, which was terminated on April 27, 2022. At June 30, 2022, HF Sinclair was in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HF Sinclair Credit Agreement.

HollyFrontier Bond Exchange
On April 27, 2022, HF Sinclair completed its offers to exchange any and all outstanding HollyFrontier 2.625% senior notes maturing October 2023 (the “HollyFrontier 2.625% Senior Notes”), 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”) and 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes”) (and, collectively, the “HollyFrontier Senior Notes”) for 2.625% senior notes maturing October 2023 (the “HF Sinclair 2.625% Senior Notes”), 5.875% senior notes maturing April 2026 (the “HF Sinclair 5.875% Senior Notes”) and 4.500% senior notes maturing October 2030 (the “HF Sinclair 4.500% Senior Notes”) (and, collectively, the “HF Sinclair Senior Notes”) to be issued by HF Sinclair and cash. Additionally, HF Sinclair solicited consents to adopt certain amendments to the indenture governing the HollyFrontier Senior Notes.

Table of Content
Following the settlement of the exchange offers and consent solicitations, the aggregate principal amount of the HF Sinclair Senior Notes consisted of the following:

Title of Series of HF Sinclair Senior Notes	June 30, 2022
(In thousands)
2.625% HF Sinclair Senior Notes maturing 2023	$290,348
5.875% HF Sinclair Senior Notes maturing 2026	$797,100
4.500% HF Sinclair Senior Notes maturing 2030	$325,034

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

Following the settlement of the exchange offers and consent solicitations, the aggregate principal amount of the HollyFrontier Senior Notes that were not tendered and exchanged, and which remain outstanding, consisted of the following:

Title of Series of HollyFrontier Senior Notes	June 30, 2022
(In thousands)
2.625% HollyFrontier Senior Notes maturing 2023	$59,652
5.875% HollyFrontier Senior Notes maturing 2026	$202,900
4.500% HollyFrontier Senior Notes maturing 2030	$74,966

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

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the six months ended June 30, 2022, HEP had net repayments of $119.0 million under the HEP Credit Agreement. At June 30, 2022, HEP was in compliance with all of its covenants, had outstanding borrowings of $721.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Table of Content
HEP Senior Notes
On April 8, 2022, HEP closed a private placement of $400 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”) at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The HEP 6.375% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. The net proceeds from the offering of the HEP 6.375% Senior Notes were used to partially repay outstanding borrowings under the HEP Credit Agreement.

See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under our share repurchase program.

Our standalone (excluding HEP) liquidity was approximately $3.34 billion at June 30, 2022, consisting of cash and cash equivalents of $1.69 billion and an undrawn $1.65 billion credit facility.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. In June 2022, our Board of Directors determined that privately negotiated repurchases from REH Company (formerly known as The Sinclair Companies) are also authorized under the share repurchase program, subject to REH Company’s interest and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. During the second quarter of 2022, we repurchased 2,730,000 shares of common stock for $132.3 million in connection with our share repurchase program. As of June 30, 2022, we had remaining authorization to repurchase up to $867.7 million under this stock repurchase program, of which we repurchased 2,965,642 shares for $132.9 million in July 2022. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

Cash Flows – Operating Activities

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net cash flows provided by operating activities were $1,989.4 million for the six months ended June 30, 2022 compared to $490.1 million for the six months ended June 30, 2021, an increase of $1,499.3 million. The increase in operating cash flows was primarily due to the increase in gross refinery margins, partially offset by higher operating expenses. In addition, we received $83 million in cash tax benefit during the six months ended June 30, 2022 from the net operating loss carryback provisions under the CARES Act.

Changes in working capital increased operating cash flows by $246.3 million and $149.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase for the current period is partially due to $83 million in cash tax benefit received during the six months ended June 30, 2022 from the net operating loss carryback provisions under the CARES Act.

Table of Content
Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022, our net cash flows used for investing activities were $539.0 million. On March 14, 2022, we closed the Sinclair Transactions and paid cash of $231.2 million. The remainder of the purchase consideration was funded with the issuance of HF Sinclair common stock and HEP common units. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on the Sinclair Transactions. Cash expenditures for properties, plants and equipment for the six months ended June 30, 2022 were $317.7 million, which include HEP capital expenditures of $23.2 million for the six months ended June 30, 2022.

For the six months ended June 30, 2021, our net cash flows used for investing activities were $322.3 million. Cash expenditures for properties, plants and equipment for the six months of ended June 30, 2021 were $332.8 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $57.7 million for the six months ended June 30, 2021.

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

	Expected Cash Spending Range
	(In millions)
HF Sinclair Capital Expenditures
Refining	$225.0	$250.0
Renewables	250.0	300.0
Lubricants and Specialty Products	45.0	60.0
Marketing	15.0	25.0
Corporate	90.0	110.0
Turnarounds and catalyst	110.0	130.0
Total HollyFrontier	735.0	875.0

HEP
Maintenance	20.0	30.0
Expansion and joint venture investment	5.0	10.0
Refining unit turnarounds	25.0	35.0
Total HEP	50.0	75.0
Total	$785.0	$950.0

Cash Flows – Financing Activities

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
For the six months ended June 30, 2022, our net cash flows provided by financing activities were $20.2 million. During the six months ended June 30, 2022, we repurchased $110.8 million of our common stock and paid $90.2 million in dividends. During the six months ended June 30, 2022, HEP received $400.0 million in proceeds from the issuance of the HEP 6.375% Senior Notes, had net repayments of $119.0 million under the HEP Credit Agreement and paid distributions of $44.9 million to noncontrolling interests.

For the six months ended June 30, 2021, our net cash flows used for financing activities were $138.5 million. During the six months ended June 30, 2021, we paid $57.7 million in dividends and $7.9 million of deferred financing costs in connection with the amendment of the HollyFrontier Credit Agreement in April 2021. During the six months ended June 30, 2021, HEP had net repayments of $43.5 million under the HEP Credit Agreement and paid $6.6 million of deferred financing costs in connection with the amendment of the HEP Credit Agreement in April 2021. In addition, HEP paid distributions of $38.2 million to noncontrolling interests and received contributions from noncontrolling interests of $17.6 million.

Contractual Obligations and Commitments

HF Sinclair Corporation

There were no significant changes to our long-term contractual obligations during the six months ended June 30, 2022 except for certain contracts that were assumed in the Sinclair Transactions as shown below.

	Payments Due by Period
Contractual Obligations and Commitments	Total	2022	2023 & 2024	2025 & 2026	Thereafter
	(In thousands)
Supply agreements (1)	$319,990	$319,990	$—	$—	$—
Transportation agreements (2)	437,092	21,355	85,418	85,418	244,901
Total	$757,082	$341,345	$85,418	$85,418	$244,901

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

Table of Content
HEP

During the six months ended June 30, 2022, HEP had net repayments of $119.0 million resulting in $721.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2022.

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

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $34.7 million and $8.7 million at June 30, 2022 and December 31, 2021, respectively. A new market reserve of $34.7 million as of June 30, 2022 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $34.5 million and $26.0 million for the three and six months ended June 30, 2022, respectively.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

At June 30, 2022, the LIFO value of our refining inventories was equal to cost.

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

Table of Content
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

As of June 30, 2022, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2022	2023	Unit of Measure

NYMEX futures (WTI) - short	1,245,000	1,245,000	—	Barrels
Forward gasoline and diesel contracts - long	270,000	270,000	—	Barrels
Foreign currency forward contracts	445,568,948	226,327,761	219,241,187	U.S. dollar
Forward commodity contracts (platinum) (1)	38,723	3,800	34,923	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at June 30,
Commodity-based Derivative Contracts	2022	2021
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$12,948	$4,512

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

Table of Content
For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2022 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier and HF Sinclair Senior Notes	$1,750,000	$1,717,195	$35,470

HEP Senior Notes	$900,000	$808,706	$28,881

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2022, outstanding borrowings under the HEP Credit Agreement were $721.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions, including but not limited to fire, explosion, releases or spills, cyberattacks, weather-related perils, vandalism, power failures, mechanical failures and other events beyond our control. We maintain various insurance coverages, including general liability, property damage, business interruption and cyber insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Set forth below is our calculation of EBITDA.

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income attributable to HF Sinclair stockholders	$1,221,262	$168,850	$1,381,236	$317,067
Add interest expense	38,961	28,942	73,820	67,328
Subtract interest income	(1,844)	(1,029)	(2,841)	(2,060)
Add income tax expense	383,493	123,485	404,822	95,178
Add depreciation and amortization	164,044	124,042	308,645	248,121
EBITDA	$1,805,916	$444,290	$2,165,682	$725,634

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$28.49	$5.98	$18.20	$2.82
Add average refinery operating expenses per produced barrel sold	7.87	5.73	7.73	7.25
Refinery gross margin per produced barrel sold	36.36	11.71	25.93	10.07
Times produced barrels sold (BPD)	655,570	443,940	589,240	399,690
Times number of days in period	91	91	181	181
Refinery gross margin	2,169,124	473,067	2,765,498	728,503
Add rounding	172	73	355	189
Total Refining segment gross margin	2,169,296	473,140	2,765,853	728,692
Add Refining segment cost of products sold	8,119,285	3,619,319	14,028,895	6,381,262
Refining segment sales and other revenues	10,288,581	4,092,459	16,794,748	7,109,954
Add Renewables segment sales and other revenues	194,578	—	241,945	—
Add Marketing segment sales and other revenues	1,336,302	—	1,613,343	—
Add Lubricants and Specialty Products segment sales and other revenues	849,941	669,189	1,604,950	1,193,752
Add HEP segment sales and other revenues	135,770	126,234	255,968	253,418
Subtract corporate, other and eliminations	(1,643,012)	(310,759)	(1,890,044)	(475,708)
Sales and other revenues	$11,162,160	$4,577,123	$18,620,910	$8,081,416

Table of Content

Reconciliation of average Refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$7.87	$5.73	$7.73	$7.25
Times produced barrels sold (BPD)	655,570	443,940	589,240	399,690
Times number of days in period	91	91	181	181
Refinery operating expenses	469,500	231,484	824,423	524,493
Subtract rounding	(196)	(62)	(147)	(216)
Total Refining segment operating expenses	469,304	231,422	824,276	524,277
Add Renewables segment operating expenses	29,273	11,231	56,369	24,052
Add Lubricants and Specialty Products segment operating expenses	74,470	61,310	140,471	122,063
Add HEP segment operating expenses	53,899	42,068	96,523	83,433
Subtract corporate, other and eliminations	(20,819)	(11,840)	(34,078)	(19,725)
Operating expenses (exclusive of depreciation and amortization)	$606,127	$334,191	$1,083,561	$734,100

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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands, except for per gallon amounts)
Renewables segment sales and other revenues	$194,578	$241,945
Renewables segment cost of products sold	192,662	236,933
Lower of cost or market inventory adjustment	34,543	25,992
	(32,627)	(20,980)
Subtract lower of cost or market inventory adjustment	34,543	25,992
Renewables gross margin	$1,916	$5,012

Renewables operating expense	$29,273	$56,369
Produced gallons sold (in thousand gallons)	25,688	30,632

Renewables gross margin per produced gallon sold	$0.07	$0.16
Less operating expense per produced gallon sold	1.14	1.84
Net operating margin per produced gallon sold	$(1.07)	$(1.68)

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

Reconciliation of Marketing gross margin to gross margin per gallon sold

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands, except for per gallon amounts)
Marketing segment sales and other revenues	$1,336,302	$1,613,343
Marketing segment cost of products sold	1,311,333	1,582,464
Marketing gross margin	$24,969	$30,879

Sales volumes (in thousand gallons)	335,106	420,019

Marketing segment gross margin per gallon sold	$0.07	$0.07

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in internal control over financial reporting. We acquired Sinclair Oil and STC effective March 14, 2022 and have included the operating results and assets and liabilities of the Acquired Sinclair Businesses in our consolidated financial statements as of June 30, 2022 and for the 109 days then ended. On November 1, 2021, we acquired the Puget Sound Refinery. Accordingly, the acquired assets and liabilities assumed are included in our consolidated balance sheets at December 31, 2021 and June 30, 2022 and the results of operations are reported in our consolidated statements of operations for the three and six months ended June 30, 2022. Other than our internal controls for the Acquired Sinclair Businesses and Puget Sound Refinery, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 6, 2022, HFEDR reached an agreement with DOJ and EPA, subject to court approval, to resolve the claims for civil penalties for alleged RMP violations that were excepted from the consent decree. The settlement stipulation and judgment required the payment of $1.6 million in civil penalties to the United States within 30 days of entry of the stipulation by the court. On June 16, 2022, the stipulation was entered by the district judge and became effective. The penalty was timely paid and this matter has been resolved.

Table of Content
Navajo
HollyFrontier Navajo Refining LLC (“HFNR”) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Agencies”) regarding HFNR’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers.

Beginning in the spring of 2021, HFNR and the Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021, the EPA presented to HFNR potential claims for stipulated penalties for alleged noncompliance with a 2002 consent decree. In April 2022, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

HFNR continues to work with the Agencies to resolve these issues. At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

Cheyenne
On March 25, 2022, HollyFrontier Cheyenne Refining LLC (“HFCR”) received a “Notice of Assessment of Stipulated Penalties” from the EPA pursuant to a 2009 consent decree entered into between Frontier Refining, Inc. (now known as HFCR), the EPA and the Wyoming Department of Environmental Quality (“WDEQ”). The notice assesses penalties for alleged violations of air quality standards during the period of time commencing in the third quarter of 2019 through the cessation of refinery operations in Cheyenne in the third quarter of 2020. The allegations include exceedances of emission limits for the refinery’s fluid catalytic cracking unit, sulfur recovery plant and flaring operations and failure to operate several continuous emission monitoring systems at the refinery. On April 21, 2022, HFCR submitted a response to the allegations containing legal and factual defenses. On June 3, 2022, HFCR, EPA and WDEQ had a conference call to further discuss the Notice of Assessment. On June 9, 2022, the EPA provided additional questions to HFCR, and HFCR responded to the EPA on June 23, 2022.

Port of Seattle
In October 2017, Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) received a Notice of Claim from the Port of Seattle alleging Sinclair Oil’s responsibility for the clean-up of 12.5 million gallons of bunker fuel improperly disposed of at a facility in the Port of Seattle from 1977 to 1980. Sinclair Oil responded that it did sell bunker fuel for use as a fuel for ships at the Port of Seattle during this time frame but not for disposal as is being alleged. In late 2018, Sinclair Oil received a demand letter from the Port of Seattle. Sinclair Oil and the Port of Seattle entered into a tolling agreement in mid-2019. The parties have exchanged offers, and Sinclair Oil is awaiting a response to its last offer made in August 2020. It is too early to predict the outcome of this matter.

Renewable Fuel Standard

On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross and Cheyenne refineries for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross and Cheyenne refineries for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross and Cheyenne refineries for the 2019 and 2020 compliance years.

Various subsidiaries of HollyFrontier are currently pursuing legal challenges to the EPA’s decisions to reverse its grant of small refinery exemptions for the 2016 and 2018 compliance years. The first lawsuit, filed against the EPA on May 6, 2022 and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022 and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

Table of Content

In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the U.S. Court of Appeals for the DC Circuit against the EPA challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, various subsidiaries of HollyFrontier intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision.

It is too early to predict the outcome of these matters.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2022	—	$—	—	$1,000,000,000
May 2022	—	$—	—	$1,000,000,000
June 2022	2,730,000	$48.45	2,730,000	$867,718,190
Total for April to June 2022	2,730,000		2,730,000

(1) In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. In June 2022, our Board of Directors determined that privately negotiated repurchases from REH Company (formerly known as The Sinclair Companies) are also authorized under the share repurchase program, subject to REH Company’s interest and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors.

Table of Content
Item 6.Exhibits

Exhibit Number	Description

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

4.9
Second Supplemental Indenture, dated as of May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement on Form S-3 filed May 23, 2022, File No. 333-26514).

4.10
Indenture, dated April 8, 2022, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank Trust Company, National Association, relating to the offering of the Notes (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 8, 2022, File No. 1-32225).

4.11
First Supplemental Indenture, dated as of May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 6.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 of Holly Energy Partner, L.P.’s Registration Statement on Form S-3 filed May 23, 2022, File No. 333-265140).

10.1†
Senior Unsecured 5-Year Revolving Credit Agreement, dated as of April 27, 2022, among HF Sinclair Corporation, as borrower, MUFG Bank Ltd, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325).

10.2 *+
Retirement Agreement and Release between HF Sinclair Corporation, HollyFrontier Refining & Marketing LLC, HollyFrontier Renewables Holding Company LLC and HollyFrontier Payroll Services, Inc. and Thomas G. Creery dated July 24, 2022.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Table of Content

Exhibit Number	Description

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

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

HF SINCLAIR CORPORATION
(Registrant)

Date: August 8, 2022	/s/ Richard L. Voliva III
Richard L.Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2022	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)