Form 10-Q
period 2022-09-30
HF Sinclair Corp
filed 2022-11-07
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
200,730,536 shares of Common Stock, par value $.01 per share, were outstanding on November 4, 2022.

Table of Content
HF SINCLAIR CORPORATION

Table of Content
FORWARD-LOOKING STATEMENTS

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to Sinclair HoldCo, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. Pursuant to the Business Combination Agreement, Sinclair HoldCo made a $77.5 million cash payment to HF Sinclair, inclusive of final working capital adjustments, which reduced the aggregate transaction value to approximately $2,072 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, Sinclair HoldCo’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $329.0 million, inclusive of final working capital adjustments, to Sinclair HoldCo in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units are currently held in escrow to secure Sinclair HoldCo’s RINs credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement.

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to September 30, 2022 includes the combined business operations of HollyFrontier and its consolidated subsidiaries and the Acquired Sinclair Businesses.

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
•the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$15,551 and $14,381, respectively)	$1,447,359	$234,444

Accounts receivable: Product, transportation and other (HEP: $14,828 and $12,745, respectively)	1,742,907	1,130,485
Crude oil resales	63,039	111,403
	1,805,946	1,241,888
Inventories: Crude oil and refined products	3,077,652	1,879,131
Materials, supplies and other (HEP: $1,345 and $1,070, respectively)	359,500	242,997
	3,437,152	2,122,128
Income taxes receivable	30,873	97,382
Prepayments and other (HEP: $2,759 and $5,381, respectively)	106,136	66,612
Total current assets	6,827,466	3,762,454

Properties, plants and equipment, at cost (HEP: $2,182,763 and $2,037,527, respectively)	10,061,476	8,448,207
Less accumulated depreciation (HEP: $(741,614) and $(682,143), respectively)	(3,328,444)	(3,033,353)
	6,733,032	5,414,854
Operating lease right-of-use assets (HEP: $67,235 and $69,134, respectively)	358,337	396,191

Other assets: Turnaround costs	361,652	397,385
Goodwill (HEP: $411,231 and $312,873, respectively)	2,968,711	2,293,044
Intangibles and other (HEP: $358,895 and $214,436, respectively)	977,087	652,685
	4,307,450	3,343,114
Total assets	$18,226,285	$12,916,613

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $26,977 and $28,954, respectively)	$2,415,332	$1,613,484
Income taxes payable	183,433	25,156
Operating lease liabilities (HEP: $4,165 and $3,710, respectively)	110,165	110,606
Accrued liabilities (HEP: $32,011 and $18,479, respectively)	533,361	316,218
Total current liabilities	3,242,291	2,065,464

Long-term debt (HEP: $1,593,797 and $1,333,049, respectively)	3,334,200	3,072,737
Noncurrent operating lease liabilities (HEP: $63,528 and $65,799, respectively)	263,447	308,747
Deferred income taxes (HEP: $386 and $396, respectively)	1,228,855	837,401
Other long-term liabilities (HEP: $51,151 and $43,033, respectively)	378,967	337,799

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 223,231,546 and 256,046,051 shares issued as of September 30, 2022 and December 31, 2021, respectively	2,232	2,560
Additional capital	6,498,093	4,220,075
Retained earnings	3,623,721	4,413,836
Accumulated other comprehensive income (loss)	(36,348)	2,671
Common stock held in treasury, at cost – 21,555,009 and 93,044,605 shares as of September 30, 2022 and December 31, 2021, respectively	(1,072,417)	(2,951,257)
Total HF Sinclair stockholders’ equity	9,015,281	5,687,885
Noncontrolling interest	763,244	606,580
Total equity	9,778,525	6,294,465
Total liabilities and equity	$18,226,285	$12,916,613

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2022 and December 31, 2021. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales and other revenues	$10,599,002	$4,685,059	$29,219,912	$12,766,475
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,375,253	3,822,858	23,457,180	10,608,892
Lower of cost or market inventory valuation adjustment	16,847	—	42,839	(318,862)
	8,392,100	3,822,858	23,500,019	10,290,030
Operating expenses (exclusive of depreciation and amortization)	604,591	352,520	1,688,152	1,086,620
Selling, general and administrative expenses (exclusive of depreciation and amortization)	102,677	91,056	323,974	250,785
Depreciation and amortization	171,973	121,220	480,618	369,341
Total operating costs and expenses	9,271,341	4,387,654	25,992,763	11,996,776
Income from operations	1,327,661	297,405	3,227,149	769,699
Other income (expense):
Earnings (loss) of equity method investments	(16,334)	3,689	(7,261)	8,875
Interest income	9,821	1,018	12,662	3,078
Interest expense	(44,830)	(26,892)	(118,650)	(94,220)
Gain on tariff settlement	—	—	—	51,500
Gain (loss) on foreign currency transactions	1,544	(3,492)	778	(4,226)
Gain on sale of assets and other	2,130	85,779	8,345	95,596
	(47,669)	60,102	(104,126)	60,603
Income before income taxes	1,279,992	357,507	3,123,023	830,302
Income tax expense (benefit):
Current	294,548	(12,784)	683,647	(10,794)
Deferred	7,305	67,550	23,028	160,738
	301,853	54,766	706,675	149,944
Net income	978,139	302,741	2,416,348	680,358
Less net income attributable to noncontrolling interest	23,734	21,954	80,707	82,504
Net income attributable to HF Sinclair stockholders	$954,405	$280,787	$2,335,641	$597,854
Earnings per share:
Basic	$4.45	$1.71	$11.35	$3.63
Diluted	$4.45	$1.71	$11.35	$3.63
Average number of common shares outstanding:
Basic	212,388	162,551	203,610	162,518
Diluted	212,388	162,551	203,610	162,518

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$978,139	$302,741	$2,416,348	$680,358
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,977)	(6,636)	(47,142)	(10,411)
Hedging instruments:
Change in fair value of cash flow hedging instruments	—	1,012	(4,962)	(17,030)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	—	(52)	5,288	18,772
Net unrealized gain on hedging instruments	—	960	326	1,742
Pension and other post-retirement benefit obligations:
Pension plans gain reclassified to net income	(43)	(101)	(133)	(306)
Post-retirement healthcare plans gain reclassified to net income	(870)	(838)	(2,610)	(2,513)
Retirement restoration plan loss reclassified to net income	9	9	27	27
Net change in pension and other post-retirement benefit obligations	(904)	(930)	(2,716)	(2,792)
Other comprehensive loss before income taxes	(31,881)	(6,606)	(49,532)	(11,461)
Income tax benefit	(6,742)	(1,413)	(10,513)	(2,459)
Other comprehensive loss	(25,139)	(5,193)	(39,019)	(9,002)
Total comprehensive income	953,000	297,548	2,377,329	671,356
Less noncontrolling interest in comprehensive income	23,734	21,954	80,707	82,504
Comprehensive income attributable to HF Sinclair stockholders	$929,266	$275,594	$2,296,622	$588,852

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,416,348	$680,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480,618	369,341
Lower of cost or market inventory valuation adjustment	42,839	(318,862)
Earnings of equity method investments, inclusive of distributions	22,084	—
Gain on sale of assets	(2,958)	(89,831)
Deferred income taxes	23,028	160,738
Equity-based compensation expense	20,940	29,663
Change in fair value – derivative instruments	(41,829)	(19,483)
(Increase) decrease in current assets:
Accounts receivable	(117,883)	(220,645)
Inventories	(477,863)	(399,630)
Income taxes receivable	65,286	(7,336)
Prepayments and other	(2,879)	10,369
Increase (decrease) in current liabilities:
Accounts payable	182,218	438,541
Income taxes payable	156,849	18,164
Accrued liabilities	148,524	215,817
Turnaround expenditures	(97,820)	(116,646)
Other, net	44,707	(11,064)
Net cash provided by operating activities	2,862,209	739,494

Cash flows from investing activities:
Additions to properties, plants and equipment	(386,249)	(471,412)
Additions to properties, plants and equipment – HEP	(31,194)	(76,933)
Acquisitions, net of cash acquired	(251,448)	—
Proceeds from sale of assets	3,341	106,352
HEP investment in Osage Pipe Line Company LLC	(5,000)	—
Distributions from equity method investments in excess of equity earnings	4,724	3,517
Net cash used for investing activities	(665,826)	(438,476)

Cash flows from financing activities:
Borrowings under credit agreements	460,000	210,500
Repayments under credit agreements	(594,000)	(283,500)
Proceeds from issuance of senior notes - HEP	400,000	—
Purchase of treasury stock	(977,020)	(613)
Dividends	(175,432)	(57,663)
Distributions to noncontrolling interests	(70,365)	(57,217)
Contributions from noncontrolling interests	—	21,285
Payments on finance leases	(8,658)	(2,047)
Deferred financing costs	(9,269)	(14,500)
Other, net	(734)	(414)
Net cash provided by (used for) financing activities	(975,478)	(184,169)

Effect of exchange rate on cash flow	(7,990)	(3,605)

Cash and cash equivalents:
Increase (decrease) for the period	1,212,915	113,244
Beginning of period	234,444	1,368,318
End of period	$1,447,359	$1,481,562

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(91,373)	$(87,229)
Income taxes, net	$(462,218)	$20,959
Increase (decrease) in accrued and unpaid capital expenditures	$(39,624)	$4,339
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at June 30, 2022	223,231	$2,232	$6,496,299	$2,754,590	$(11,209)	2,723	$(132,200)	$765,198	$9,874,910
Net income	—	—	—	954,405	—	—	—	23,734	978,139
Dividends ($0.40 declared per common share)	—	—	—	(85,274)	—	—	—	—	(85,274)
Other comprehensive loss, net of tax	—	—	—	—	(25,139)	—	—	—	(25,139)
Issuance of common shares under incentive compensation plans	—	—	(4,000)	—	—	(79)	4,000	—	—
Equity-based compensation	—	—	5,794	—	—	—	—	264	6,058
Purchase of treasury stock	—	—	—	—	—	18,911	(944,217)	—	(944,217)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25,465)	(25,465)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(487)	(487)
Balance at September 30, 2022	223,231	$2,232	$6,498,093	$3,623,721	$(36,348)	21,555	$(1,072,417)	$763,244	$9,778,525

	Three Months Ended September 30, 2021
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at June 30, 2021	256,046	$2,560	$4,225,032	$4,172,560	$9,653	93,562	$(2,966,430)	$596,869	$6,040,244
Net income	—	—	—	280,787	—	—	—	21,954	302,741
Other comprehensive loss, net of tax	—	—	—	—	(5,193)	—	—	—	(5,193)
Issuance of common shares under incentive compensation plans	—	—	(402)	—	—	(13)	402	—	—
Equity-based compensation	—	—	7,874	—	—	—	—	647	8,521
Purchase of treasury stock	—	—	—	—	—	5	(122)	—	(122)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,358	2,358
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,029)	(19,029)
Other	—	—	—	19	—	—	—	—	19
Balance at September 30, 2021	256,046	$2,560	$4,232,504	$4,453,366	$4,460	93,554	$(2,966,150)	$602,799	$6,329,539

	Nine Months Ended September 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2021	256,046	$2,560	$4,220,075	$4,413,836	$2,671	93,045	$(2,951,257)	$606,580	$6,294,465
Net income	—	—	—	2,335,641	—	—	—	80,707	2,416,348
Dividends ($0.80 declared per common share)	—	—	—	(175,432)	—	—	—	—	(175,432)
Other comprehensive loss, net of tax	—	—	—	—	(39,019)	—	—	—	(39,019)
Issuance of common shares for HFC Transactions	60,230	602	2,148,406	—	—	—	—	—	2,149,008
Issuance of common shares under incentive compensation plans	—	—	(4,606)	—	—	(98)	4,606	—	—
Equity based compensation	—	—	19,436	—	—	—	—	1,504	20,940
Purchase of treasury stock	—	—	—	—	—	21,653	(1,077,020)	—	(1,077,020)
Retirement of treasury stock	(93,045)	(930)	—	(2,950,324)	—	(93,045)	2,951,254	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(70,365)	(70,365)
Purchase of HEP units for restricted grants	—	—	—	—	—	—	—	(564)	(564)
Equity attributable to HEP common unit issuance, net of tax	—	—	95,047	—	—	—	—	223,392	318,439
Acquisition of remaining UNEV interests	—	—	19,735	—	—	—	—	(78,010)	(58,275)
Balance at September 30, 2022	223,231	$2,232	$6,498,093	$3,623,721	$(36,348)	21,555	$(1,072,417)	$763,244	$9,778,525

	Nine Months Ended September 30, 2021
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2020	256,046	$2,560	$4,207,672	$3,913,179	$13,462	93,632	$(2,968,512)	$553,842	$5,722,203
Net income	—	—	—	597,854	—	—	—	82,504	680,358
Dividends ($0.35 declared per common share)	—	—	—	(57,663)	—	—	—	—	(57,663)
Other comprehensive loss, net of tax	—	—	—	—	(9,002)	—	—	—	(9,002)
Issuance of common shares under incentive compensation plans	—	—	(2,975)	—	—	(97)	2,975	—	—
Equity-based compensation	—	—	27,807	—	—	—	—	1,856	29,663
Purchase of treasury stock	—	—	—	—	—	19	(613)	—	(613)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21,884	21,884
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57,217)	(57,217)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(4)	—	—	—	—	(4)
Balance at September 30, 2021	256,046	$2,560	$4,232,504	$4,453,366	$4,460	93,554	$(2,966,150)	$602,799	$6,329,539

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for 60,230,036 shares of HF Sinclair common stock, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

See Note 2 “Acquisitions” and Note 3 “Holly Energy Partners” in the Notes to Consolidated Financial Statements for additional information.

References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include the Target Company, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to September 30, 2022 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,300 Sinclair branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. At September 30, 2022, we owned a 47% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
On May 4, 2021, HollyFrontier Puget Sound Refining LLC (now known as HF Sinclair Puget Sound Refining LLC), a wholly owned subsidiary of HollyFrontier, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets. The acquisition closed on November 1, 2021.

On April 27, 2021, our wholly owned subsidiary, 7037619 Canada Inc., entered into a contract for sale of real property in Mississauga, Ontario for base consideration of $98.8 million, or CAD 125 million. The transaction closed on September 15, 2021, and we recorded a gain on sale of assets totaling $86.0 million for the three months ended September 30, 2021, which was recognized in “Gain on sale of assets and other” in our consolidated statements of operations.

During the first quarter of 2021, we initiated a restructuring within our Lubricants and Specialty Products segment. As a result of this restructuring, we recorded $7.8 million in employee severance costs for the nine months ended September 30, 2021, which were recognized primarily as selling, general and administrative expenses in our Lubricants and Specialty Products segment.

In the third quarter of 2020, we permanently ceased petroleum refining operations at our Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and subsequently began converting certain assets at the Cheyenne Refinery to renewable diesel production. In connection with the cessation of petroleum refining operations at the Cheyenne Refinery, we recognized $1.5 million in decommissioning expense for the nine months ended September 30, 2022, and $6.7 million and $23.1 million for the three and nine months ended September 30, 2021, respectively. We also recognized $0.2 million and $0.9 million in employee severance costs for the three and nine months ended September 30, 2021, respectively. These charges were all recognized in operating expenses in our Corporate and Other segment.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2022, the consolidated results of operations, comprehensive income and statements of equity for the three and nine months ended September 30, 2022 and 2021 and consolidated cash flows for the nine months ended September 30, 2022 and 2021 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with HollyFrontier’s Annual Report on Form 10-K for the year ended December 31, 2021 that has been filed with the SEC.

Beginning March 14, 2022, our business operations reflect the Acquired Sinclair Businesses (see Note 2). Our results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be realized for the year ending December 31, 2022.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $7.5 million at September 30, 2022 and $3.7 million at December 31, 2021.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

Goodwill: As of September 30, 2022, our goodwill balance was $3.0 billion, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP segments. During 2022, we recognized $677.2 million in preliminary goodwill as a result of the Sinclair Transactions (as defined in Note 2), of which $98.4 million was related to HEP. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2022 and determined there was no impairment of goodwill attributable to our reporting units.

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

For the nine months ended September 30, 2022, we recorded an income tax expense of $706.7 million compared to $149.9 million for the nine months ended September 30, 2021. This increase was principally due to higher pre-tax income during the nine months ended September 30, 2022 compared to the same period of 2021. Our effective tax rates were 22.6% and 18.1% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2022 was primarily due to the increase in state taxes due to increased pre-tax income during the period.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2022 and 2021, we received proceeds of $31.8 million and $32.7 million, respectively, and subsequently repaid $32.2 million and $34.1 million, respectively, under these sell / buy transactions.

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

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to Sinclair HoldCo, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. Pursuant to the Business Combination Agreement, Sinclair HoldCo made a $77.5 million cash payment to HF Sinclair, inclusive of final working capital adjustments, which reduced the aggregate transaction value to approximately $2,072 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, Sinclair HoldCo’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $329.0 million, inclusive of final working capital adjustments, to Sinclair HoldCo in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units are currently held in escrow to secure Sinclair HoldCo’s RINs credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The following tables present the purchase consideration and preliminary purchase price allocation of the assets acquired and liabilities assumed on March 14, 2022:

Purchase Consideration (in thousands except for per share amounts)
Shares of HF Sinclair common stock issued	60,230
Closing price per share of HFC common stock (1)	$35.68
Purchase consideration paid in HF Sinclair common stock	2,149,008
Shares of HEP common units issued to Sinclair	21,000
Closing price per share of HEP common units (2)	$16.62
Purchase consideration paid in HEP common units	349,020
Total equity consideration	2,498,028
Cash consideration paid by HEP	328,955
Cash consideration received by HFC	(77,507)
Total cash consideration	251,448
Total purchase consideration	$2,749,476

(1)Based on the HollyFrontier closing stock price on March 11, 2022.
(2)Based on the HEP closing unit price on March 11, 2022.

(In thousands)
Assets Acquired
Accounts receivable	$460,391
Inventories: Crude oil and refined products	889,340
Inventories: Materials, supplies and other	33,172
Properties, plants and equipment	1,286,656
Operating lease right-of-use assets	4,585
Other assets: Intangibles and other	487,368
Total assets acquired	$3,161,512

Liabilities Assumed
Accounts payable	$580,040
Operating lease liabilities	1,030
Accrued liabilities	84,298
Noncurrent operating lease liabilities	3,554
Deferred income taxes	353,813
Other long-term liabilities	66,526
Total liabilities assumed	$1,089,261
Net assets acquired	$2,072,251
Goodwill	$677,225

The preliminary purchase price allocation resulted in the recognition of $677.2 million in goodwill, of which $98.4 million was related to HEP. The goodwill recognized is primarily attributable to operating and administrative synergies and net deferred tax liabilities arising from the differences between the estimated fair values of assets and liabilities and the tax basis of these assets and liabilities. There are qualitative assumptions of long-term factors that this acquisition creates for our stockholders, including increased scale and diversification that is expected to drive growth through the expanded refining and renewables businesses and the addition of an integrated branded wholesale distribution network. This goodwill is not deductible for income tax purposes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

These fair value estimates are preliminary and, therefore, the final fair values of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all needed information has become available and we finalize our valuations.

Our consolidated financial and operating results reflect the Acquired Sinclair Businesses operations beginning March 14, 2022. Our results of operations for the three months ended September 30, 2022 included revenue and income from operations of $1,837.6 million and $371.2 million, respectively, and revenue and income from operations of $4,271.1 million and $728.4 million for the period from March 14, 2022 through September 30, 2022, respectively, related to the Acquired Sinclair Businesses operations.

During the three and nine months ended September 30, 2022, we incurred $10.7 million and $48.1 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the three and nine months ended September 30, 2022 and 2021 was derived from our historical financial statements giving effect to the Sinclair Transactions as if they had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of the fair-valued properties, plants and equipment acquired in the Sinclair Transactions and the estimated tax impacts of the pro forma adjustments.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
	(In thousands)
Sales and other revenues	$5,956,946	$30,225,411	$16,045,652
Net income attributable to HF Sinclair stockholders	$400,118	$2,265,579	$732,158

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and / or operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of September 30, 2022, HEP owned a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); and a 25.06% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a 220-mile crude oil pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a 310-mile pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

At September 30, 2022, we owned a 47% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 80% of HEP’s total revenues for the nine months ended September 30, 2022. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

Sinclair Transportation Company Acquisition
On August 2, 2021, HEP, Sinclair HoldCo and STC, a wholly owned subsidiary of Sinclair HoldCo, entered into a contribution agreement (as amended on March 14, 2022, the “Contribution Agreement”), which closed on March 14, 2022. Pursuant to the Contribution Agreement, HEP acquired all of the outstanding equity interests of STC in exchange for 21,000,000 newly issued common limited partner units of HEP with a value of approximately $349.0 million based on HEP’s fully diluted common limited partner units outstanding and HEP’s closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678.0 million.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2022 through 2037. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP’s pipeline, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2022, these agreements require minimum annualized payments to HEP of $445.9 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease revenues	$3,373	$3,539	$10,530	$11,717
Sales-type lease interest income	$628	$636	$1,889	$1,912
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$659	$648	$1,728	$1,505

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$7,087,662	$3,428,501	$20,172,623	$9,224,169
Specialty lubricant products (2)	728,938	618,310	2,159,078	1,704,930
Asphalt, fuel oil and other products (3)	503,686	260,788	1,481,413	641,117
Total refined product revenues	8,320,286	4,307,599	23,813,114	11,570,216
Excess crude oil revenues (4)	661,818	343,500	1,916,289	1,089,075
Renewable diesel revenues (5)	254,952	—	399,204	—
Transportation and logistic services	26,133	25,459	79,310	77,809
Marketing revenues (6)	1,266,681	—	2,880,024	—
Other revenues (7)	69,132	8,501	131,971	29,375
Total sales and other revenues	$10,599,002	$4,685,059	$29,219,912	$12,766,475

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$3,782,723	$2,467,792	$10,837,845	$6,470,231
Southwest	1,350,230	923,319	3,877,579	2,632,833
Rocky Mountains	2,561,803	414,334	7,226,552	1,025,389
Northeast	264,703	221,488	782,562	593,741
Canada	275,432	199,924	819,865	595,208
Europe, Asia and Latin America	85,395	80,742	268,711	252,814
Total refined product revenues	$8,320,286	$4,307,599	$23,813,114	$11,570,216

(1)Transportation fuels revenues are attributable to our Refining segment wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenues include revenues attributable to our Refining and Lubricants and Specialty Products segments of $416.2 million and $87.5 million, respectively, for the three months ended September 30, 2022, $1,227.2 million and $254.2 million, respectively, for the nine months ended September 30, 2022, $213.7 million and $47.1 million, respectively, for the three months ended September 30, 2021, $496.9 million and $144.2 million for the nine months ended September 30, 2021.
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Our consolidated balance sheet reflects contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Balance at January 1	$9,278	$6,738
Increase	24,110	24,745
Recognized as revenue	(23,181)	(22,224)
Balance at September 30	$10,207	$9,259

As of September 30, 2022, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2025. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows, which include branded sales volumes assumed upon our acquisition of the Acquired Sinclair Businesses:

	Remainder of 2022	2023	2024	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	10,303	32,409	26,187	47,187	116,086

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2025. Annual minimum revenues attributable to HEP’s third-party contracts as of September 30, 2022 are presented below:

	Remainder of 2022	2023	2024	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$2,827	$11,017	$11,017	$3,017	$27,878

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of derivative instruments and RINs receivable and credit obligations at September 30, 2022 and December 31, 2021 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2022
Assets:
NYMEX futures contracts	$9,082	$9,082	$—	$—
Commodity forward contracts	190	—	190	—
RINs receivable (1)	81,232	—	81,232	—
Foreign currency forward contracts	33,454	—	33,454	—
Total assets	$123,958	$9,082	$114,876	$—

Liabilities:
Commodity forward contracts	$90	$—	$90	$—
RINs credit obligations (1)	81,232	—	81,232	—
Total liabilities	$81,322	$—	$81,322	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Assets:
Commodity forward contracts	$286	$—	$286	$—
Foreign currency forward contracts	6,177	—	6,177	—
Total assets	$6,463	$—	$6,463	$—

Liabilities:
NYMEX futures contracts	$1,269	$1,269	$—	$—
Commodity forward contracts	566	—	566	—
RINs credit obligations (2)	9,429	—	9,429	—
Total liabilities	$11,264	$1,269	$9,995	$—

(1)Sinclair HoldCo is financially responsible for satisfaction of RINs credit obligations for all periods prior to the closing of the Sinclair Transactions. See Note 2 for additional information on RINs credit obligations assumed in the Sinclair Transactions.
(2)Represents obligations for RINs credits for which we did not have sufficient quantities at December 31, 2021 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$954,405	$280,787	$2,335,641	$597,854
Participating securities’ share in earnings (1)	8,939	3,553	24,023	7,888
Net income attributable to common shares	$945,466	$277,234	$2,311,618	$589,966
Average number of shares of common stock outstanding	212,388	162,551	203,610	162,518
Average number of shares of common stock outstanding assuming dilution	212,388	162,551	203,610	162,518
Basic earnings per share	$4.45	$1.71	$11.35	$3.63
Diluted earnings per share	$4.45	$1.71	$11.35	$3.63

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

NOTE 7:Stock-Based Compensation

In connection with the Sinclair Transactions, we assumed all obligations of HollyFrontier under HollyFrontier’s existing stock-based compensation plans, which includes the HF Sinclair Corporation 2007 Long-Term Incentive Compensation Plan (previously known as the HollyFrontier Corporation Long-Term Incentive Compensation Plan, the “2007 Plan”) and the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (previously known as the HollyFrontier Corporation 2020 Long Term Incentive Plan, the “2020 Plan”). Awards are no longer granted, but continue to remain outstanding, under the 2007 Plan. The 2007 Plan previously provided for, and the 2020 Plan currently provides for, the grant of unrestricted and restricted stock, restricted stock units, other stock based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest over a period of three years and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The compensation cost for these plans was $8.2 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively, and $25.6 million and $32.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Additionally, HEP maintains an equity-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s equity-based compensation plan was $0.3 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $1.9 million, for the nine months ended September 30, 2022 and 2021, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
A summary of restricted stock unit and performance share unit activity during the nine months ended September 30, 2022 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2022	1,604,540	864,626
Granted (1)	102,062	7,335
Vested	(109,720)	(25,733)
Forfeited	(180,972)	(155,632)
Outstanding at September 30, 2022	1,415,910	690,596

(1) Weighted average grant date fair value per unit	$48.60	$38.50

NOTE 8:Inventories

Inventories consist of the following components:

	September 30, 2022	December 31, 2021
	(In thousands)
Crude oil	$866,995	$630,873
Other raw materials and unfinished products (1)	830,489	530,067
Finished products (2)	1,431,746	726,930
Lower of cost or market reserve	(51,578)	(8,739)
Process chemicals (3)	50,280	43,025
Repair and maintenance supplies and other (4)	309,220	199,972
Total inventory	$3,437,152	$2,122,128

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $51.6 million and $8.7 million at September 30, 2022 and December 31, 2021, respectively. A new market reserve of $51.6 million as of September 30, 2022 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $16.8 million and $42.8 million for the three and nine months ended September 30, 2022, respectively.

At September 30, 2022, the LIFO value of our refining inventories was equal to cost. For the nine months ended September 30, 2021, we recorded a decrease to cost of products sold of $318.9 million due to the effect of the change in the lower of cost or market reserve recorded on our refinery inventories at that time.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We incurred expense of $1.3 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively, for environmental remediation obligations. The accrued environmental liability reflected in our consolidated balance sheets was $165.4 million and $117.2 million at September 30, 2022 and December 31, 2021, respectively, of which $143.1 million and $99.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair Transactions were $50.7 million at the acquisition date. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:Debt

HF Sinclair Credit Agreement
On April 27, 2022, after giving effect to the consummation of the exchange offers and the issuance of the HF Sinclair Senior Notes (as defined below), HF Sinclair entered into a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. The HF Sinclair Credit Agreement replaced the $1.35 billion senior unsecured credit facility of HollyFrontier, which was terminated on April 27, 2022. At September 30, 2022, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HF Sinclair Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). In August 2022, the HEP Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At September 30, 2022, HEP was in compliance with all of its covenants, had outstanding borrowings of $706.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the alternate base rate (as defined in the HEP Credit Agreement) plus an applicable margin or (b) the Eurodollar Rate (as defined in the HEP Credit Agreement) plus an applicable margin. In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 4.98% as of September 30, 2022.

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
(Unaudited) Continued
HollyFrontier Bond Exchange and HF Sinclair Senior Notes
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

The HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. Each series of HF Sinclair Senior Notes has the same interest rate (including interest rate adjustment provisions, as applicable), interest payment dates, maturity date and redemption terms as the corresponding series of HollyFrontier Senior Notes. The HF Sinclair Senior Notes were issued in exchange for the HollyFrontier Senior Notes pursuant to a private exchange offer exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

On September 12, 2022, HF Sinclair filed a registration statement, which was declared effective on September 21, 2022, to exchange the HF Sinclair Senior Notes for an equal principal amount of the respective series of the HF Sinclair Senior Notes (the “Registered HF Sinclair Senior Notes”). The Registered HF Sinclair Senior Notes are substantially identical to the HF Sinclair Senior Notes in all material respects except the Registered HF Sinclair Senior Notes are registered under the Securities Act and will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement, dated April 27, 2022, and will not have the registration rights applicable to the HF Sinclair Senior Notes.

On October 21, 2022, HF Sinclair completed its offers to exchange HF Sinclair Senior Notes for Registered HF Sinclair Senior Notes.

Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors..

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $33.3 million and $37.4 million at September 30, 2022 and December 31, 2021, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
In addition, HEP has $500.0 million in aggregate principal amount of 5.0% senior notes maturing February 2028 (the “HEP 5.0% Senior Notes,” and together with the HEP 6.375% Senior Notes, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of September 30, 2022. At any time when the HEP Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. or S&P Global Ratings and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by certain of HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
HollyFrontier
2.625% Senior Notes	$59,652	$350,000
5.875% Senior Notes	202,900	1,000,000
4.500% Senior Notes	74,966	400,000
	337,518	1,750,000

HF Sinclair
2.625% Senior Notes	290,348	—
5.875% Senior Notes	797,100	—
4.500% Senior Notes	325,034	—
	1,412,482	—

Unamortized discount and debt issuance costs	(9,597)	(10,312)

Total HF Sinclair long-term debt	1,740,403	1,739,688

HEP Credit Agreement	706,000	840,000

HEP
5.000% Senior Notes	500,000	500,000
6.375% Senior Notes	400,000	—
	900,000	500,000

Unamortized discount and debt issuance costs	(12,203)	(6,951)

Total HEP long-term debt	1,593,797	1,333,049

Total long-term debt	$3,334,200	$3,072,737

The fair values of the senior notes are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)

HollyFrontier and HF Sinclair Senior Notes	$1,660,240	$1,912,753

HEP Senior Notes	$822,628	$502,705

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized $0.7 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively, and $5.6 million and $9.5 million for the nine months ended September 30, 2022 and 2021, respectively, of interest attributable to construction projects.

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

The following table presents the pre-tax effect on other comprehensive income (loss) (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2022	2021		2022	2021
	(In thousands)
Commodity contracts	$—	$960	Sales and other revenues	$—	$(468)
			Operating expenses	—	520
Total	$—	$960		$—	$52

Derivatives Designated as Cash Flow Hedging Instruments	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2022	2021		2022	2021
	(In thousands)
Commodity contracts	$326	$1,742	Sales and other revenues	$(5,288)	$(19,239)
			Operating expenses	—	467
Total	$326	$1,742		$(5,288)	$(18,772)

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(In thousands)
Commodity contracts	Cost of products sold	$27,042	$(7,035)	$(10,364)	$(19,114)
	Interest expense	1,479	4,411	4,060	11,917
Foreign currency contracts	Gain (loss) on foreign currency transactions	28,922	9,678	35,452	(3,151)
	Total	$57,443	$7,054	$29,148	$(10,348)

As of September 30, 2022, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2022	2023	Unit of Measure
Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,915,000	1,915,000	—	Barrels
Forward gasoline and diesel contracts - long	50,000	50,000	—	Barrels
Foreign currency forward contracts	441,917,757	113,398,694	328,519,063	U.S. dollar
Forward commodity contracts (platinum)	38,723	3,800	34,923	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2022

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$9,082	$—	$9,082	$—	$—	$—
Commodity forward contracts	190	—	190	90	—	90
Foreign currency forward contracts	33,454	—	33,454	—	—	—
	$42,726	$—	$42,726	$90	$—	$90

Total net balance			$42,726			$90

Balance sheet classification:	Prepayment and other		$42,726	Accrued liabilities		$90

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2021
Derivatives designated as cash flow hedging instruments:
Commodity forward contracts	$—	$—	$—	$238	$—	$238
	$—	$—	$—	$238	$—	$238

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1,269	$—	$1,269
Commodity forward contracts	286	—	286	328	—	328
Foreign currency forward contracts	7,494	(1,317)	6,177	—	—	—
	$7,780	$(1,317)	$6,463	$1,597	$—	$1,597

Total net balance			$6,463			$1,835

Balance sheet classification:	Prepayment and other		$6,463	Accrued liabilities		$1,835

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs at that time, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. In June 2022, our Board of Directors determined that privately negotiated repurchases from REH Company (formerly known as The Sinclair Companies) are also authorized under the share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. As of September 30, 2022, we had repurchased $975.0 million under this share repurchase program, of which $500.0 million were repurchased pursuant to privately negotiated repurchases from REH Company.

On September 21, 2022, our Board of Directors approved a new $1.0 billion share repurchase program, which, effective September 26, 2022, replaced all existing share repurchase programs, including $25.0 million remaining under the previously existing $1.0 billion share repurchase program. This new share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of September 30, 2022, we repurchased $100.0 million under this new share repurchase program pursuant to a privately negotiated repurchase from REH Company. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the nine months ended September 30, 2022, we made open market and privately negotiated purchases of 21,610,528 shares for $1,075.0 million under our share repurchase programs, of which 11,842,698 shares were repurchased for $600.0 million pursuant to privately negotiated repurchases from REH Company. As of September 30, 2022, we had remaining authorization to repurchase up to $900.0 million under the new share repurchase program, of which we repurchased 946,911 shares for $51.8 million in October 2022. No share repurchases were made during the nine months ended September 30, 2021.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
During the nine months ended September 30, 2022 and 2021, we withheld 35,427 and 18,581 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

Our Board of Directors declared a regular quarterly dividend in the amount of $0.40 per share, payable on December 5, 2022 to holders of record of common stock on November 21, 2022.

NOTE 13:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2022
Net change in foreign currency translation adjustment	$(30,977)	$(6,522)	$(24,455)
Net change in pension and other post-retirement benefit obligations	(904)	(220)	(684)
Other comprehensive loss attributable to HF Sinclair stockholders	$(31,881)	$(6,742)	$(25,139)

Three Months Ended September 30, 2021
Net change in foreign currency translation adjustment	$(6,636)	$(1,417)	$(5,219)
Net unrealized gain on hedging instruments	960	237	723
Net change in pension and other post-retirement benefit obligations	(930)	(233)	(697)
Other comprehensive loss attributable to HF Sinclair stockholders	$(6,606)	$(1,413)	$(5,193)

Nine Months Ended September 30, 2022
Net change in foreign currency translation adjustment	$(47,142)	$(9,918)	$(37,224)
Net unrealized gain on hedging instruments	326	67	259
Net change in pension and other post-retirement benefit obligations	(2,716)	(662)	(2,054)
Other comprehensive loss attributable to HF Sinclair stockholders	$(49,532)	$(10,513)	$(39,019)

Nine Months Ended September 30, 2021
Net change in foreign currency translation adjustment	$(10,411)	$(2,192)	$(8,219)
Net unrealized gain on hedging instruments	1,742	431	1,311
Net change in pension and other post-retirement benefit obligations	(2,792)	(698)	(2,094)
Other comprehensive loss attributable to HF Sinclair stockholders	$(11,461)	$(2,459)	$(9,002)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (loss) (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended September 30,
	2022	2021
	(In thousands)
Hedging instruments:
Commodity price swaps	$—	$(468)	Sales and other revenues
	—	520	Operating expenses
	—	52
	—	13	Income tax expense
	—	39	Net of tax

Other post-retirement benefit obligations:
Pension obligations	43	101	Gain on sale of assets and other
	10	25	Income tax expense
	33	76	Net of tax

Post-retirement healthcare obligations	870	838	Gain on sale of assets and other
	211	211	Income tax expense
	659	627	Net of tax

Retirement restoration plan	(9)	(9)	Gain on sale of assets and other
	(2)	(2)	Income tax benefit
	(7)	(7)	Net of tax

Total reclassifications for the period	$685	$735

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,288)	$(19,239)	Sales and other revenues
	—	467	Operating expenses
	(5,288)	(18,772)
	(1,282)	(4,731)	Income tax benefit
	(4,006)	(14,041)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	133	306	Gain on sale of assets and other
	32	77	Income tax expense
	101	229	Net of tax

Post-retirement healthcare obligations	2,610	2,513	Gain on sale of assets and other
	633	633	Income tax expense
	1,977	1,880	Net of tax

Retirement restoration plan	(27)	(27)	Gain on sale of assets and other
	(7)	(7)	Income tax benefit
	(20)	(20)	Net of tax

Total reclassifications for the period	$(1,948)	$(11,952)

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets includes:

	September 30, 2022	December 31, 2021
	(In thousands)
Foreign currency translation adjustment	$(45,085)	$(7,861)
Unrealized gain on pension obligation	1,316	1,449
Unrealized gain on post-retirement benefit obligations	7,421	9,342
Unrealized loss on hedging instruments	—	(259)
Accumulated other comprehensive income (loss)	$(36,348)	$2,671

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

We have been party to multiple proceedings before the Federal Energy Regulatory Commission (“FERC”) challenging the rates charged by SFPP, L.P. (“SFPP”) on its East Line pipeline facilities from El Paso, Texas to Phoenix, Arizona. In March 2018, FERC ruled that SFPP, as a master limited partnership, was prohibited from including an allowance for investor income taxes in the cost of service underlying its East Line rates. We reached a negotiated settlement with SFPP that provides for a payment to us of $51.5 million. FERC approved the settlement on December 31, 2020 subject to a rehearing period that resulted in a settlement effective date of February 2, 2021. Under the terms of the settlement agreement, SFPP made the $51.5 million payment to us on February 10, 2021 and we recorded a “Gain on tariff settlement” on our consolidated statements of operations for the nine months ended September 30, 2021.

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

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo and Woods Cross refineries and HF Sinclair Asphalt Company LLC (“Asphalt”). Also, effective with our acquisition that closed on November 1, 2021, the Refining segment includes our Puget Sound refinery, and effective with our acquisition that closed on March 14, 2022, includes our Sinclair (also referred to as Parco) and Casper refineries. Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

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

The Lubricants and Specialty Products segment represents Petro-Canada Lubricants Inc.’s (“PCLI”) production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the largest suppliers of locomotive engine oil in North America. Also, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2022
Sales and other revenues:
Revenues from external customers	$8,230,606	$254,952	$1,266,681	$820,630	$26,133	$—	$10,599,002
Intersegment revenues	1,405,180	100,708	—	2,809	122,869	(1,631,566)	—
	$9,635,786	$355,660	$1,266,681	$823,439	$149,002	$(1,631,566)	$10,599,002
Cost of products sold (exclusive of lower of cost or market inventory)	$7,680,153	$345,588	$1,255,119	$696,864	$—	$(1,602,471)	$8,375,253
Lower of cost or market inventory valuation adjustment	$—	$16,847	$—	$—	$—	$—	$16,847
Operating expenses	$474,631	$23,427	$—	$69,506	$60,471	$(23,444)	$604,591
Selling, general and administrative expenses	$34,353	$873	$1,351	$41,833	$3,750	$20,517	$102,677
Depreciation and amortization	$102,599	$18,228	$6,355	$20,227	$25,846	$(1,282)	$171,973
Income (loss) from operations	$1,344,050	$(49,303)	$3,856	$(4,991)	$58,935	$(24,886)	$1,327,661
Loss of equity method investments	$—	$—	$—	$—	$(16,334)	$—	$(16,334)
Capital expenditures	$37,653	$24,499	$1,487	$10,158	$7,948	$17,958	$99,703

	Refining	Renewables	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2021
Sales and other revenues:
Revenues from external customers	$3,993,570	$—	$666,033	$25,459	$(3)	$4,685,059
Intersegment revenues	189,441	—	501	97,125	(287,067)	—
	$4,183,011	$—	$666,534	$122,584	$(287,070)	$4,685,059
Cost of products sold (exclusive of lower of cost or market inventory)	$3,605,600	$—	$482,533	$—	$(265,275)	$3,822,858
Operating expenses	$248,316	$13,117	$60,940	$42,793	$(12,646)	$352,520
Selling, general and administrative expenses	$32,345	$—	$41,476	$3,849	$13,386	$91,056
Depreciation and amortization	$77,890	$328	$19,226	$21,627	$2,149	$121,220
Income (loss) from operations	$218,860	$(13,445)	$62,359	$54,315	$(24,684)	$297,405
Earnings of equity method investments	$—	$—	$—	$3,689	$—	$3,689
Capital expenditures	$40,814	$141,302	$7,833	$19,217	$6,338	$215,504

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Nine Months Ended September 30, 2022
Sales and other revenues:
Revenues from external customers	$23,442,162	$399,204	$2,880,024	$2,419,212	$79,310	$—	$29,219,912
Intersegment revenues	2,988,372	198,401	—	9,177	325,660	(3,521,610)	—
	$26,430,534	$597,605	$2,880,024	$2,428,389	$404,970	$(3,521,610)	$29,219,912
Cost of products sold (exclusive of lower of cost or market inventory)	$21,709,048	$582,521	$2,837,583	$1,777,869	$—	$(3,449,841)	$23,457,180
Lower of cost or market inventory valuation adjustment	$—	$42,839	$—	$—	$—	$—	$42,839
Operating expenses	$1,298,907	$79,796	$—	$209,977	$156,994	$(57,522)	$1,688,152
Selling, general and administrative expenses	$107,358	$2,746	$2,540	$127,137	$12,745	$71,448	$323,974
Depreciation and amortization	$300,060	$34,399	$11,274	$61,426	$73,803	$(344)	$480,618
Income (loss) from operations	$3,015,161	$(144,696)	$28,627	$251,980	$161,428	$(85,351)	$3,227,149
Loss of equity method investments	$—	$—	$—	$—	$(7,261)	$—	$(7,261)
Capital expenditures	$104,284	$210,793	$6,796	$24,553	$31,194	$39,823	$417,443

	Refining	Renewables	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Nine Months Ended September 30, 2021
Sales and other revenues:
Revenues from external customers	$10,837,876	$—	$1,850,786	$77,809	$4	$12,766,475
Intersegment revenues	455,089	—	9,500	298,193	(762,782)	—
	$11,292,965	$—	$1,860,286	$376,002	$(762,778)	$12,766,475
Cost of products sold (exclusive of lower of cost or market inventory)	$9,986,862	$—	$1,305,274	$—	$(683,244)	$10,608,892
Lower of cost or market inventory valuation adjustment	$(318,353)	$—	$—	$—	$(509)	$(318,862)
Operating expenses	$772,593	$37,169	$183,003	$126,226	$(32,371)	$1,086,620
Selling, general and administrative expenses	$90,977	$—	$124,612	$9,664	$25,532	$250,785
Depreciation and amortization	$245,910	$986	$58,499	$66,908	$(2,962)	$369,341
Income (loss) from operations	$514,976	$(38,155)	$188,898	$173,204	$(69,224)	$769,699
Earnings of equity method investments	$—	$—	$—	$8,875	$—	$8,875
Capital expenditures	$114,325	$325,271	$17,534	$76,933	$14,282	$548,345

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries. References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HollyFrontier”) and its consolidated subsidiaries and do not include Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil LLC, Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to September 30, 2022 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in El Dorado, Kansas (the “El Dorado Refinery”); Tulsa, Oklahoma, which comprise two production facilities, the Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); Anacortes, Washington (the “Puget Sound Refinery”); Artesia, New Mexico, which operates in conjunction with crude oil distillation, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”); Woods Cross, Utah (the “Woods Cross Refinery”); Sinclair, Wyoming (the “Sinclair Refinery,” and also referred to as the “Parco Refinery”) and Casper, Wyoming (the “Casper Refinery”). We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,300 Sinclair branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. We also own a 47% limited partner interest and a non-economic general partner interest in HEP, a master limited partnership that provides petroleum product and crude oil transportation, terminalling, storage and throughput services to the petroleum industry, including HF Sinclair subsidiaries.

Market Developments
For the three months ended September 30, 2022, net income attributable to HF Sinclair stockholders was $954.4 million compared to $280.8 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net income attributable to HF Sinclair stockholders was $2,335.6 million compared to $597.9 million for the nine months ended September 30, 2021. Gross refining margin per produced barrel sold in our Refining segment increased 112% for the three months ended September 30, 2022 over the same period of 2021.

Our results for the third quarter and nine months of 2022 were favorably impacted by continued strong global economic activity with global demand for transportation fuels, lubricants and the transportation and terminal services having returned to pre-pandemic levels. Following the rapid increases in crude oil prices and market crack spreads during the second quarter of 2022, crude oil prices and market crack spreads remained at a high level during the third quarter as a result of continued robust demand and the global supply disruption related to actions taken in response to both the COVID-19 pandemic and sanctions imposed on Russia for its invasion of Ukraine. We continue to adjust our operational plans to the evolving market conditions. The extent to which our future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

Table of Content
Sinclair Acquisition
On March 14, 2022 (the “Closing Date”), HollyFrontier and HEP announced the establishment of HF Sinclair as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, HF Sinclair completed its previously announced acquisition of Sinclair Oil by effecting (a) a holding company merger with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil (the “Target Company”) to HF Sinclair in exchange for 60,230,036 shares of HF Sinclair common stock, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair, and HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and replaced HollyFrontier as the public company trading on the New York Stock Exchange (“NYSE”) under the symbol “DINO.”

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

See Note 2 “Acquisitions” and Note 3 “Holly Energy Partners” in the Notes to Consolidated Financial Statements for additional information.

Puget Sound Refinery Acquisition
On May 4, 2021, HollyFrontier Puget Sound Refining LLC (now known as HF Sinclair Puget Sound Refining LLC), a wholly owned subsidiary of HollyFrontier, entered into a sale and purchase agreement with Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) to acquire Shell’s Puget Sound refinery and related assets, including the on-site cogeneration facility and related logistics assets. The acquisition closed on November 1, 2021.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $261.6 million and $668.4 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, our open RINs credit obligations were $81.2 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Under the RFS regulations, the EPA is required to set annual volume targets of renewable fuels that obligated parties, such as us, must blend into petroleum-based transportation fuels consumed in the United States. These volume requirements are used to determine an obligated party’s renewable volume obligation (“RVO”). The EPA released a final rule on June 3, 2022 that, among other things, reduced the volume targets for 2020 and established targets for 2021 and 2022. In 2020, we recognized the cost of the RVO using the 2020 volume targets set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates. As a result of the final rule released by the EPA on June 3, 2022 as noted above, we recognized a benefit of $72.0 million in the nine months ended September 30, 2022 related to the modification of the 2020 and 2021 volume targets.

Table of Content
Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning January 1, 2023. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate. The Inflation Reduction Act also extends the federal blender’s tax credit at the current rate of $1 per gallon for renewable diesel through the end of 2024. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of net share repurchases made in future periods.

OUTLOOK

Within our Refining segment, for the fourth quarter of 2022, we expect to run between 620,000 – 650,000 barrels per day of crude oil. This guidance reflects the strong underlying refined product margins driven by constrained refined product supply in the markets we serve.

Within our Lubricants and Specialty Products segment, we expect the recent trends related to the FIFO impact of higher priced feedstocks experienced in the third quarter of 2022 to continue in the fourth quarter of 2022.

Within our Renewables segment, for the fourth quarter of 2022, we expect to see strong demand for renewable diesel and solid margins driven by D4 RIN price strength. We had planned maintenance at our Sinclair renewable diesel unit during October 2022, and we expect to reach full operating rates in the second half of the fourth quarter of 2022 across all of our renewable facilities.

In the fourth quarter of 2022, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and maintaining distributable cash flow coverage of 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

In September 2022, our Board of Directors authorized a new $1.0 billion share repurchase program, and we expect to actively repurchase shares throughout the fourth quarter of 2022. Our Board of Directors also declared a regular quarterly dividend in the amount of $0.40 per share, payable on December 5, 2022 to holders of record of common stock on November 21, 2022.

On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act. During the second quarter of 2022, we received $83 million in cash tax benefit from the net operating loss carryback provisions under the CARES Act. We have received all the carryback claims related to the CARES Act.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2022 and 2021 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2021
	2022	2021	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$10,599,002	$4,685,059	$5,913,943	126%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	8,375,253	3,822,858	4,552,395	119
Lower of cost or market inventory valuation adjustment	16,847	—	16,847	—
	8,392,100	3,822,858	4,569,242	120
Operating expenses (exclusive of depreciation and amortization)	604,591	352,520	252,071	72
Selling, general and administrative expenses (exclusive of depreciation and amortization)	102,677	91,056	11,621	13
Depreciation and amortization	171,973	121,220	50,753	42
Total operating costs and expenses	9,271,341	4,387,654	4,883,687	111
Income from operations	1,327,661	297,405	1,030,256	346
Other income (expense):
Earnings (loss) of equity method investments	(16,334)	3,689	(20,023)	(543)
Interest income	9,821	1,018	8,803	865
Interest expense	(44,830)	(26,892)	(17,938)	67
Gain (loss) on foreign currency transactions	1,544	(3,492)	5,036	(144)
Gain on sale of assets and other	2,130	85,779	(83,649)	(98)
	(47,669)	60,102	(107,771)	(179)
Income before income taxes	1,279,992	357,507	922,485	258
Income tax expense	301,853	54,766	247,087	451
Net income	978,139	302,741	675,398	223
Less net income attributable to noncontrolling interest	23,734	21,954	1,780	8
Net income attributable to HF Sinclair stockholders	$954,405	$280,787	$673,618	240%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$4.45	$1.71	$2.74	160%
Diluted	$4.45	$1.71	$2.74	160%
Cash dividends declared per common share	$0.40	$—	$0.40	100%
Average number of common shares outstanding:
Basic	212,388	162,551	49,837	31%
Diluted	212,388	162,551	49,837	31%

Table of Content

	Nine Months Ended September 30,		Change from 2021
	2022	2021	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$29,219,912	$12,766,475	16,453,437	129%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	23,457,180	10,608,892	12,848,288	121
Lower of cost or market inventory valuation adjustment	42,839	(318,862)	361,701	(113)
	23,500,019	10,290,030	13,209,989	128
Operating expenses (exclusive of depreciation and amortization)	1,688,152	1,086,620	601,532	55
Selling, general and administrative expenses (exclusive of depreciation and amortization)	323,974	250,785	73,189	29
Depreciation and amortization	480,618	369,341	111,277	30
Total operating costs and expenses	25,992,763	11,996,776	13,995,987	117
Income from operations	3,227,149	769,699	2,457,450	319

Other income (expense):
Earnings (loss) of equity method investments	(7,261)	8,875	(16,136)	(182)
Interest income	12,662	3,078	9,584	311
Interest expense	(118,650)	(94,220)	(24,430)	26
Gain on tariff settlement	—	51,500	(51,500)	(100)
Gain (loss) on foreign currency transactions	778	(4,226)	5,004	(118)
Gain on sale of assets and other	8,345	95,596	(87,251)	(91)
	(104,126)	60,603	(164,729)	(272)
Income before income taxes	3,123,023	830,302	2,292,721	276
Income tax expense	706,675	149,944	556,731	371
Net income	2,416,348	680,358	1,735,990	255
Less net income attributable to noncontrolling interest	80,707	82,504	(1,797)	(2)
Net income attributable to HF Sinclair stockholders	$2,335,641	$597,854	$1,737,787	291%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$11.35	$3.63	$7.72	213%
Diluted	$11.35	$3.63	$7.72	213%
Cash dividends declared per common share	$0.80	$0.35	$0.45	129%
Average number of common shares outstanding:
Basic	203,610	162,518	41,092	25%
Diluted	203,610	162,518	41,092	25%

Balance Sheet Data

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,447,359	$234,444
Working capital	$3,585,175	$1,696,990
Total assets	$18,226,285	$12,916,613
Long-term debt	$3,334,200	$3,072,737
Total equity	$9,778,525	$6,294,465

Table of Content
Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net cash provided by operating activities	$872,817	$249,413	$2,862,209	$739,494
Net cash used for investing activities	$(126,815)	$(116,164)	$(665,826)	$(438,476)
Net cash used for financing activities	$(995,650)	$(45,691)	$(975,478)	$(184,169)
Capital expenditures	$99,703	$215,504	$417,443	$548,345
EBITDA (1)	$1,463,240	$482,647	$3,628,922	$1,208,281

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

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa Refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Sinclair and Casper Refineries. The Puget Sound Refinery was acquired November 1, 2021, and thus is included for the period January 1, 2022 to September 30, 2022. In addition, the refinery operations of the Sinclair and Casper Refineries are included for the period March 14, 2022 (date of acquisition) through September 30, 2022. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The cost of products and refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022 (8)	2021
Mid-Continent Region
Crude charge (BPD) (1)	278,410	280,220	282,130	258,530
Refinery throughput (BPD) (2)	293,890	294,970	297,240	272,770
Sales of produced refined products (BPD) (3)	280,390	277,310	279,940	258,800
Refinery utilization (4)	107.1%	107.8%	108.5%	99.4%

Average per produced barrel (5)
Refinery gross margin	$25.72	$13.59	$22.62	$10.65
Refinery operating expenses (6)	6.12	5.72	6.12	6.68
Net operating margin	$19.60	$7.87	$16.50	$3.97

Refinery operating expenses per throughput barrel (7)	$5.84	$5.37	$5.76	$6.33

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022 (8)	2021
Mid-Continent Region
Feedstocks:
Sweet crude oil	59%	66%	58%	63%
Sour crude oil	26%	13%	21%	14%
Heavy sour crude oil	10%	16%	16%	18%
Other feedstocks and blends	5%	5%	5%	5%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	52%	50%	51%
Diesel fuels	34%	32%	34%	33%
Jet fuels	6%	5%	6%	5%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	4%	3%	3%
Base oils	3%	4%	4%	4%
LPG and other	2%	2%	2%	3%
Total	100%	100%	100%	100%

West Region
Crude charge (BPD) (1)	367,370	136,210	317,700	135,370
Refinery throughput (BPD) (2)	391,230	149,760	340,920	148,700
Sales of produced refined products (BPD) (3)	394,980	144,710	338,330	148,410
Refinery utilization (4)	87.9%	93.9%	81.2%	93.4%

Average per produced barrel (5)
Refinery gross margin	$35.56	$17.33	$32.40	$13.67
Refinery operating expenses (6)	8.72	7.70	9.00	7.43
Net operating margin	$26.84	$9.63	$23.40	$6.24

Refinery operating expenses per throughput barrel (7)	$8.80	$7.44	$8.93	$7.41

Feedstocks:
Sweet crude oil	25%	22%	27%	22%
Sour crude oil	50%	58%	50%	59%
Heavy sour crude oil	14%	—%	11%	—%
Black wax crude oil	5%	11%	5%	10%
Other feedstocks and blends	6%	9%	7%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	51%	52%	52%
Diesel fuels	34%	39%	32%	38%
Jet fuels	5%	—%	5%	—%
Fuel oil	1%	3%	4%	3%
Asphalt	3%	5%	3%	4%
LPG and other	4%	2%	4%	3%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022 (8)	2021
Consolidated
Crude charge (BPD) (1)	645,780	416,430	599,830	393,900
Refinery throughput (BPD) (2)	685,120	444,730	638,160	421,470
Sales of produced refined products (BPD) (3)	675,370	422,020	618,270	407,210
Refinery utilization (4)	95.2%	102.8%	92.2%	97.3%

Average per produced barrel (5)
Refinery gross margin	$31.47	$14.87	$27.97	$11.75
Refinery operating expenses (6)	7.64	6.40	7.70	6.95
Net operating margin	$23.83	$8.47	$20.27	$4.80

Refinery operating expenses per throughput barrel (7)	$7.53	$6.07	$8.51	$6.71

Feedstocks:
Sweet crude oil	39%	51%	42%	49%
Sour crude oil	39%	28%	36%	29%
Heavy sour crude oil	13%	11%	13%	12%
Black wax crude oil	3%	4%	3%	4%
Other feedstocks and blends	6%	6%	6%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	51%	51%	52%
Diesel fuels	34%	35%	33%	35%
Jet fuels	6%	3%	6%	3%
Fuel oil	1%	2%	2%	1%
Asphalt	3%	4%	3%	4%
Base oils	1%	3%	2%	2%
LPG and other	3%	2%	3%	3%
Total	100%	100%	100%	100%

(1)Crude charge represents the barrels per day of crude oil processed at our refineries.
(2)Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.
(3)Represents barrels sold of refined products produced at our refineries (including Asphalt and inter-segment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.
(4)Represents crude charge divided by total crude capacity (BPSD). As a result of our acquisition of the Puget Sound Refinery on November 1, 2021, and the Sinclair and Casper Refineries on March 14, 2022, our consolidated crude capacity increased from 405,000 BPSD at September 30, 2021 to 678,000 BPSD at September 30, 2022.
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
(8)We acquired the Sinclair and Casper Refineries on March 14, 2022. Refining operating data for the nine months ended September 30, 2022 includes crude oil and feedstocks processed and refined products sold at our Sinclair and Casper Refineries for the period March 14, 2022 through September 30, 2022 only, averaged over the 273 days in the nine months ended September 30, 2022.

Table of Content
Renewables Operating Data

The following table sets forth information about our renewables operations and includes our Sinclair businesses for the period March 14, 2022 (the date of acquisition) through September 30, 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Renewables
Sales volumes (in thousand gallons)	51,840	82,471
Average per produced gallon (1)
Renewables gross margin	$0.19	$0.18
Renewables operating expenses (2)	0.45	0.97
Net operating margin	$(0.26)	$(0.79)

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

Marketing Operating Data

The following table sets forth information about our Marketing operations and includes our Sinclair business for the period March 14, 2022 (the date of acquisition) through September 30, 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Marketing
Number of branded sites at period end	1,358	1,358
Sales volumes (in thousand gallons)	362,499	782,518
Margin per gallon of sales (1)	$0.03	$0.05

(1)Represents average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Lubricants and Specialty Products Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lubricants and Specialty Products
Throughput (BPD)	17,870	18,260	19,150	19,320
Sales of produced refined products (BPD)	32,610	31,700	33,870	33,640

Sales of produced refined products:
Finished products	49%	53%	51%	52%
Base oils	26%	28%	28%	28%
Other	25%	19%	21%	20%
Total	100%	100%	100%	100%

Table of Content
Supplemental financial data attributable to our Lubricants and Specialty Products segment is presented below.

	Rack Back (1)	Rack Forward (2)	Eliminations (3)	Total Lubricants and Specialty Products
	(In thousands)
Three months ended September 30, 2022
Sales and other revenues	$342,688	$740,321	$(259,570)	$823,439
Cost of products sold	$324,157	$632,277	$(259,570)	$696,864
Operating expenses	$33,193	$36,313	$—	$69,506
Selling, general and administrative expenses	$5,810	$36,023	$—	$41,833
Depreciation and amortization	$7,452	$12,775	$—	$20,227
Income (loss) from operations	$(27,924)	$22,933	$—	$(4,991)

Three months ended September 30, 2021
Sales and other revenues	$270,207	$634,654	$(238,327)	$666,534
Cost of products sold	$148,171	$572,689	$(238,327)	$482,533
Operating expenses	$29,046	$31,894	$—	$60,940
Selling, general and administrative expenses	$7,058	$34,418	$—	$41,476
Depreciation and amortization	$6,375	$12,851	$—	$19,226
Income (loss) from operations	$79,557	$(17,198)	$—	$62,359

Nine months ended September 30, 2022
Sales and other revenues	$979,902	$2,182,710	$(734,223)	$2,428,389
Cost of products sold	$751,791	$1,760,301	$(734,223)	$1,777,869
Operating expenses	$102,080	$107,897	$—	$209,977
Selling, general and administrative expenses	$17,653	$109,484	$—	$127,137
Depreciation and amortization	$22,721	$38,705	$—	$61,426
Income from operations	$85,657	$166,323	$—	$251,980

Nine months ended September 30, 2021
Sales and other revenues	$698,134	$1,747,111	$(584,959)	$1,860,286
Cost of products sold	$443,983	$1,446,250	$(584,959)	$1,305,274
Operating expenses	$86,773	$96,230	$—	$183,003
Selling, general and administrative expenses	$19,711	$104,901	$—	$124,612
Depreciation and amortization	$19,910	$38,589	$—	$58,499
Income from operations	$127,757	$61,141	$—	$188,898
(1)Rack Back consists of our Petro-Canada Lubricants Inc. (“PCLI”) base oil production activities, by-product sales to third parties and intra-segment base oil sales to Rack Forward.
(2)Rack Forward activities include the purchase of base oils from Rack Back and the blending, packaging, marketing and distribution and sales of finished lubricants and specialty products to third parties.
(3)Intra-segment sales of Rack Back produced base oils to Rack Forward are eliminated under the “Eliminations” column.

Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Summary
Net income attributable to HF Sinclair stockholders for the three months ended September 30, 2022 was $954.4 million ($4.45 per basic and diluted share), a $673.6 million increase from a net income of $280.8 million ($1.71 per basic and diluted share) for the three months ended September 30, 2021. The increase in net income was principally driven by stronger product demand, higher sales prices and the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses, which resulted in higher refined product sales volumes and an increase in refinery gross margins. Lower of cost or market inventory reserve adjustments related to our renewables inventories decreased pre-tax earnings by $16.8 million for the three months ended September 30, 2022. Refinery gross margins for the three months ended September 30, 2022 increased to $31.47 per produced barrel sold from $14.87 for the three months ended September 30, 2021.

Table of Content
Sales and Other Revenues
Sales and other revenues increased 126% from $4,685.1 million for the three months ended September 30, 2021 to $10,599.0 million for the three months ended September 30, 2022 principally due to the increase in sales prices and higher refined product sales volumes, primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. Sales and other revenues included $1,266.7 million, $820.6 million and $255.0 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended September 30, 2022. Sales and other revenues included $666.0 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the three months ended September 30, 2021.

Cost of Products Sold
Total cost of products sold increased 120% from $3,822.9 million for the three months ended September 30, 2021 to $8,392.1 million for the three months ended September 30, 2022 principally due to higher crude oil costs and higher refined product sales volumes as a result of the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. During the third quarter of 2022, we recognized a lower of cost or market inventory valuation adjustment charge related to our renewables inventories of $16.8 million. The increase in costs of products sold was also driven by consumption of higher priced feedstock inventory in our Lubricants and Specialty Products segment during the third quarter of 2022. Within our Lubricants and Specialty Products segment, FIFO impact was a charge of $44.4 million for the three months ended September 30, 2022 and a benefit of $9.6 million for the three months ended September 30, 2021.

Gross Refinery Margins
Gross refinery margin per produced barrel sold increased 112% from $14.87 for the three months ended September 30, 2021 to $31.47 for the three months ended September 30, 2022. The increase was due to the effects of an increase in the average per barrel sold sales price during the current year quarter, partially offset by increased crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 72% from $352.5 million for the three months ended September 30, 2021 to $604.6 million for the three months ended September 30, 2022 primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13% from $91.1 million for the three months ended September 30, 2021 to $102.7 million for the three months ended September 30, 2022 primarily due to higher employee related expenses from recent acquisitions and professional services and legal costs incurred in connection with the Sinclair Transactions. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on this acquisition.

Depreciation and Amortization Expenses
Depreciation and amortization increased 42% from $121.2 million for the three months ended September 30, 2021 to $172.0 million for the three months ended September 30, 2022. This increase was due principally to depreciation and amortization attributable to the acquisition of the Puget Sound Refinery, the Acquired Sinclair Businesses and newly capitalized projects related to our renewable diesel units.

Earnings (Loss) of Equity Method Investments
For the three months ended September 30, 2022, we recorded a loss of $16.3 million compared to earnings of $3.7 million of equity method investments for the three months ended September 30, 2021. Net loss during the three months ended September 30, 2022 was primarily due to HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, for Osage Pipe Line Company, LLC (“Osage Pipeline”). In July 2022, Osage Pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline resumed operations during the third quarter of 2022 and remediation efforts are underway.

Interest Income
Interest income was $9.8 million for the three months ended September 30, 2022 compared to $1.0 million for the three months ended September 30, 2021. The increase in interest income was primarily due to the increase in the average cash balance and higher interest rates on cash investments.

Table of Content

Interest Expense
Interest expense was $44.8 million for the three months ended September 30, 2022 compared to $26.9 million for the three months ended September 30, 2021. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027, lower capitalized interest driven by higher renewables capital spend in 2021 and higher market interest rates on HEP’s revolving credit facility during the three months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, interest expense attributable to our HEP segment was $23.0 million and $13.4 million, respectively.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes was a net gain of $1.5 million and a net loss of $3.5 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, gain (loss) on foreign currency transactions included gains of $28.9 million and $9.7 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Gain on Sale of Assets and Other
For the three months ended September 30, 2021, we recorded an $86.0 million gain related to the sale of real property in Mississauga, Ontario. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes
For the three months ended September 30, 2022, we recorded an income tax expense of $301.9 million compared to $54.8 million for the three months ended September 30, 2021. This increase was principally due to higher pre-tax income during the three months ended September 30, 2022 compared to the same period of 2021. Our effective tax rates were 23.6% and 15.3% for the three months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Results of Operations – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Summary
Net income attributable to HF Sinclair stockholders for the nine months ended September 30, 2022 was $2,335.6 million ($11.35 per basic and diluted share), a $1,737.8 million increase compared to net income of $597.9 million ($3.63 per basic and diluted share) for the nine months ended September 30, 2021. The increase in net income was principally driven by stronger product demand, higher sales prices and the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses, which resulted in higher refined product sales volumes and an increase in refinery gross margins. Lower of cost or market inventory reserve adjustments related to our renewables inventories decreased pre-tax earnings by $42.8 million for the nine months ended September 30, 2022 and lower of cost or market inventory adjustment related to our refining inventories increased pre-tax earnings by $318.9 million for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2021 was impacted by winter storm Uri, which increased natural gas costs across our refining system. Refinery gross margins for the nine months ended September 30, 2022 increased to $27.97 per barrel sold from $11.75 for the nine months ended September 30, 2021.

Sales and Other Revenues
Sales and other revenues increased 129% from $12,766.5 million for the nine months ended September 30, 2021 to $29,219.9 million for the nine months ended September 30, 2022 principally due to the increase in sales prices and higher refined product sales volumes, in part due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. Sales and other revenues included $2,880.0 million, $2,419.2 million and $399.2 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the nine months ended September 30, 2022. Sales and other revenues included $1,850.8 million in unaffiliated revenues related to our Lubricants and Specialty Products segment for the nine months ended September 30, 2021.

Table of Content
Cost of Products Sold
Total cost of products sold increased 128% from $10,290.0 million for the nine months ended September 30, 2021 to $23,500.0 million for the nine months ended September 30, 2022 principally due to higher crude oil costs and higher refined product sales volumes, in part due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses. During the nine months ended September 30, 2022 and 2021, we recognized a lower of cost or market inventory valuation adjustment charge related to our renewables inventories of $42.8 million and a benefit related to our refining inventories of $318.9 million, respectively. Within our Lubricants and Specialty Products segment, FIFO impact was a benefit of $84.9 million and $64.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Gross Refinery Margins
Gross refinery margin per barrel sold increased 138% from $11.75 for the nine months ended September 30, 2021 to $27.97 for the nine months ended September 30, 2022 principally due to the increase in the average per barrel sold sales prices during the current period, partially offset by the increase in crude oil and feedstock prices. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 55% from $1,086.6 million for the nine months ended September 30, 2021 to $1,688.2 million for the nine months ended September 30, 2022 primarily due to the acquisition of the Puget Sound Refinery and the Acquired Sinclair Businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 29% from $250.8 million for the nine months ended September 30, 2021 to $324.0 million for the nine months ended September 30, 2022 primarily due to higher employee related expenses from recent acquisitions and professional services and legal costs primarily incurred in connection with the Sinclair Transactions. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on these acquisitions.

Depreciation and Amortization Expenses
Depreciation and amortization increased 30% from $369.3 million for the nine months ended September 30, 2021 to $480.6 million for the nine months ended September 30, 2022. This increase was due principally to depreciation and amortization attributable to the acquisition of the Puget Sound Refinery, the Acquired Sinclair Businesses and newly capitalized projects related to our renewable diesel units.

Earnings (Loss) of Equity Method Investments
For the nine months ended September 30, 2022, we recorded a net loss of $7.3 million as compared to net earnings of $8.9 million of equity method investments for the nine months ended September 30, 2021. Net loss during the nine months ended September 30, 2022 was primarily due to HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, for Osage Pipeline. In July 2022, Osage Pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline resumed operations during the third quarter of 2022 and remediation efforts are underway.

Interest Income
Interest income was $12.7 million for the nine months ended September 30, 2022 compared to $3.1 million for the nine months ended September 30, 2021. The increase in interest income was primarily due to higher interest rates on cash investments.

Interest Expense
Interest expense was $118.7 million for the nine months ended September 30, 2022 compared to $94.2 million for the nine months ended September 30, 2021. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027 and higher market interest rates on HEP’s revolving credit facility during the nine months ended September 30, 2022.

For the nine months ended September 30, 2022 and 2021, interest expense attributable to our HEP Segment was $57.0 million and $40.6 million, respectively.

Gain on Tariff Settlement
For the nine months ended September 30, 2021, we recorded a gain of $51.5 million upon the settlement of a tariff rate case. See Note 14 “Contingencies” in the Notes to Consolidated Financial Statements for additional information on this case and settlement.

Table of Content
Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by PCLI net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net gain of $0.8 million and a net loss of $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, gain / loss on foreign currency transactions included a net gain of $35.5 million and a loss of $3.2 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Gain on Sale of Assets and Other
For the nine months ended September 30, 2021, we recorded an $86.0 million gain related to the sale of real property in Mississauga, Ontario, and HEP recorded a $5.3 million gain related to the sale of certain pipeline assets. See Note 1 “Description of Business and Presentation of Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes
For the nine months ended September 30, 2022, we recorded an income tax expense of $706.7 million compared to $149.9 million for the nine months ended September 30, 2021. This increase was principally due to higher pre-tax income during the nine months ended September 30, 2022 compared to the same period of 2021. Our effective tax rates were 22.6% and 18.1% for the nine months ended September 30, 2022 and 2021, respectively. The year-over-year increase in the effective tax rate is principally due to the relationship between the pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
On April 27, 2022, after giving effect to the consummation of the exchange offers and the issuance of the HF Sinclair Senior Notes (as defined below), HF Sinclair entered into a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. The HF Sinclair Credit Agreement replaced the $1.35 billion senior unsecured revolving credit facility of HollyFrontier, which was terminated on April 27, 2022. At September 30, 2022, HF Sinclair was in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HF Sinclair Credit Agreement.

HollyFrontier Bond Exchange and HF Sinclair Senior Notes
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

Following the settlement of the exchange offers and consent solicitations, the aggregate principal amount of the HF Sinclair Senior Notes consisted of the following:

Title of Series of HF Sinclair Senior Notes	September 30, 2022
(In thousands)
2.625% HF Sinclair Senior Notes maturing 2023	$290,348
5.875% HF Sinclair Senior Notes maturing 2026	$797,100
4.500% HF Sinclair Senior Notes maturing 2030	$325,034

Table of Content
Following the settlement of the exchange offers and consent solicitations, the aggregate principal amount of the HollyFrontier Senior Notes that were not tendered and exchanged, and which remain outstanding, consisted of the following:

Title of Series of HollyFrontier Senior Notes	September 30, 2022
(In thousands)
2.625% HollyFrontier Senior Notes maturing 2023	$59,652
5.875% HollyFrontier Senior Notes maturing 2026	$202,900
4.500% HollyFrontier Senior Notes maturing 2030	$74,966

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

The HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. Each series of HF Sinclair Senior Notes has the same interest rate (including interest rate adjustment provisions, as applicable), interest payment dates, maturity date and redemption terms as the corresponding series of HollyFrontier Senior Notes. The HF Sinclair Senior Notes were issued in exchange for the HollyFrontier Senior Notes pursuant to a private exchange offer exempt from registration under the Securities Act of 1933, as amended (the Securities Act”).

On September 12, 2022, HF Sinclair filed a registration statement, which was declared effective on September 21, 2022, to exchange the HF Sinclair Senior Notes for an equal principal amount of the respective series of the HF Sinclair Senior Notes (the “Registered HF Sinclair Senior Notes”). The Registered HF Sinclair Senior Notes are substantially identical to the HF Sinclair Senior Notes in all material respects except the Registered HF Sinclair Senior Notes are registered under the Securities Act and will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement, dated April 27, 2022, and will not have the registration rights applicable to the HF Sinclair Senior Notes.

On October 21, 2022, HF Sinclair completed its offers to exchange HF Sinclair Senior Notes for Registered HF Sinclair Senior Notes.

Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). In August 2022, the HEP Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the nine months ended September 30, 2022, HEP had net repayments of $134.0 million under the HEP Credit Agreement. At September 30, 2022, HEP was in compliance with all of its covenants, had outstanding borrowings of $706.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and selective acquisition of complementary assets for our refining operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under our share repurchase program.

Our standalone (excluding HEP) liquidity was approximately $3.08 billion at September 30, 2022, consisting of cash and cash equivalents of $1.43 billion and an undrawn $1.65 billion credit facility.

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

In November 2019, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs at that time, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. In June 2022, our Board of Directors determined that privately negotiated repurchases from REH Company (formerly known as The Sinclair Companies) are also authorized under the share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. As of September 30, 2022, we had repurchased $975.0 million under this share repurchase program, of which $500.0 million were repurchased pursuant to privately negotiated repurchases from REH Company.

On September 21, 2022, our Board of Directors approved a new $1.0 billion share repurchase program, which, effective September 26, 2022, replaced all existing share repurchase programs, including $25.0 million remaining under the previously existing $1.0 billion share repurchase program. This new share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. As of September 30, 2022, we repurchased $100.0 million under this new share repurchase program pursuant to a privately negotiated repurchase from REH Company. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the nine months ended September 30, 2022, we made open market and privately negotiated purchases of 21,610,528 shares for $1,075.0 million under our share repurchase programs, of which 11,842,698 shares were repurchased for $600.0 million pursuant to privately negotiated repurchases from REH Company. As of September 30, 2022, we had remaining authorization to repurchase up to $900.0 million under the new share repurchase program, of which we repurchased 946,911 shares for $51.8 million in October 2022.

Table of Content
Cash Flows – Operating Activities

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net cash flows provided by operating activities were $2,862.2 million for the nine months ended September 30, 2022 compared to $739.5 million for the nine months ended September 30, 2021, an increase of $2,122.7 million. The increase in operating cash flows was primarily due to the increase in gross refinery margins, partially offset by higher operating expenses.

Changes in working capital decreased operating cash flows by $45.7 million and increased operating cash flows by $55.3 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease for the current period is partially due to $462.2 million of net income tax payments during the nine months ended September 30, 2022. Net income tax payments include $83 million in cash tax benefit received during the nine months ended September 30, 2022 from the net operating loss carryback provisions under the CARES Act.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, our net cash flows used for investing activities were $665.8 million. On March 14, 2022, we closed the Sinclair Transactions and paid cash of $251.4 million. The remainder of the purchase consideration was funded with the issuance of HF Sinclair common stock and HEP common units. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on the Sinclair Transactions. Cash expenditures for properties, plants and equipment for the nine months ended September 30, 2022 were $417.4 million, which include HEP capital expenditures of $31.2 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2021, our net cash flows used for investing activities were $438.5 million. Cash expenditures for properties, plants and equipment for the nine months of ended September 30, 2021 were $548.3 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $76.9 million for the nine months ended September 30, 2021.

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

	Expected Cash Spending Range
	(In millions)
HF Sinclair Capital Expenditures
Refining	$225.0	$245.0
Renewables	230.0	260.0
Lubricants and Specialty Products	35.0	50.0
Marketing	10.0	15.0
Corporate	75.0	90.0
Turnarounds and catalyst	110.0	150.0
Total HF Sinclair	685.0	810.0

HEP
Maintenance	20.0	30.0
Expansion and joint venture investment	10.0	15.0
Refining unit turnarounds	25.0	30.0
Total HEP	55.0	75.0
Total	$740.0	$885.0

Cash Flows – Financing Activities

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
For the nine months ended September 30, 2022, our net cash flows used for financing activities were $975.5 million. During the nine months ended September 30, 2022, we repurchased $977.0 million of our common stock and paid $175.4 million in dividends. During the nine months ended September 30, 2022, HEP received $400.0 million in proceeds from the issuance of the HEP 6.375% Senior Notes, had net repayments of $134.0 million under the HEP Credit Agreement and paid distributions of $70.4 million to noncontrolling interests.

For the nine months ended September 30, 2021, our net cash flows used for financing activities were $184.2 million. During the nine months ended September 30, 2021, we paid $57.7 million in dividends and $7.9 million of deferred financing costs in connection with the amendment of the HollyFrontier Credit Agreement in April 2021. During the nine months ended September 30, 2021, HEP had net repayments of $73.0 million under the HEP Credit Agreement and paid $6.6 million of deferred financing costs in connection with the amendment of the HEP Credit Agreement in April 2021. In addition, during the nine months ended September 30, 2021, HEP paid distributions of $57.2 million to noncontrolling interests and received contributions from noncontrolling interests of $21.3 million.

Contractual Obligations and Commitments

HF Sinclair Corporation

There were no significant changes to our long-term contractual obligations during the nine months ended September 30, 2022 except for certain contracts that were assumed in the Sinclair Transactions as shown below.

	Payments Due by Period
Contractual Obligations and Commitments	Total	2022	2023 & 2024	2025 & 2026	Thereafter
	(In thousands)
Supply agreements (1)	$159,995	$159,995	$—	$—	$—
Transportation agreements (2)	426,414	10,677	85,418	85,418	244,901
Total	$586,409	$170,672	$85,418	$85,418	$244,901

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

Table of Content
HEP

During the nine months ended September 30, 2022, HEP had net repayments of $134.0 million resulting in $706.0 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2022.

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

Inventory Valuation
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

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $51.6 million and $8.7 million at September 30, 2022 and December 31, 2021, respectively. A new market reserve of $51.6 million as of September 30, 2022 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $16.8 million and $42.8 million for the three and nine months ended September 30, 2022, respectively.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

At September 30, 2022, the LIFO value of our refining inventories was equal to cost.

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

Table of Content
Goodwill
As of September 30, 2022, our goodwill balance was $3.0 billion, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2022 and determined there was no impairment of goodwill attributable to our reporting units. The estimated fair values of our reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like kind assets. The excess of the fair values of the reporting units over their respective carrying values ranged from 32% to 47%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual goodwill testing.

In performing our impairment test of goodwill, we developed cash flow forecasts for each of our reporting units. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end-user demand, selling prices, gross margins, operating costs and capital expenditures. Another key assumption applied to these forecasts to determine the fair value of a reporting unit is the discount rate. The discount rate is intended to reflect the weighted average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

We continually monitor and evaluate various factors for potential indicators of goodwill and long-lived asset impairment. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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

Table of Content
As of September 30, 2022, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2022	2023	Unit of Measure

NYMEX futures (WTI) - short	1,915,000	1,915,000	—	Barrels
Forward gasoline and diesel contracts - long	50,000	50,000	—	Barrels
Foreign currency forward contracts	441,917,757	113,398,694	328,519,063	U.S. dollar
Forward commodity contracts (platinum) (1)	38,723	3,800	34,923	Troy ounces

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Estimated Change in Fair Value at September 30,
Commodity-based Derivative Contracts	2022	2021
	(In thousands)
Hypothetical 10% change in underlying commodity prices	$15,089	$13,569

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2022 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier and HF Sinclair Senior Notes	$1,750,000	$1,660,240	$37,957

HEP Senior Notes	$900,000	$822,628	$27,167

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2022, outstanding borrowings under the HEP Credit Agreement were $706.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Table of Content
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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income attributable to HF Sinclair stockholders	$954,405	$280,787	$2,335,641	$597,854
Add interest expense	44,830	26,892	118,650	94,220
Subtract interest income	(9,821)	(1,018)	(12,662)	(3,078)
Add income tax expense	301,853	54,766	706,675	149,944
Add depreciation and amortization	171,973	121,220	480,618	369,341
EBITDA	$1,463,240	$482,647	$3,628,922	$1,208,281

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

Table of Content
Reconciliation of average Refining segment net operating margin per produced barrel sold to refinery gross margin to total sales and other revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per barrel amounts)
Consolidated
Net operating margin per produced barrel sold	$23.83	$8.47	$20.27	$4.80
Add average refinery operating expenses per produced barrel sold	7.64	6.40	7.70	6.95
Refinery gross margin per produced barrel sold	31.47	14.87	27.97	11.75
Times produced barrels sold (BPD)	675,370	422,020	618,270	407,210
Times number of days in period	92	92	273	273
Refinery gross margin	1,955,358	577,340	4,720,992	1,306,228
Add (subtract) rounding	275	71	494	(125)
Total Refining segment gross margin	1,955,633	577,411	4,721,486	1,306,103
Add Refining segment cost of products sold	7,680,153	3,605,600	21,709,048	9,986,862
Refining segment sales and other revenues	9,635,786	4,183,011	26,430,534	11,292,965
Add Renewables segment sales and other revenues	355,660	—	597,605	—
Add Marketing segment sales and other revenues	1,266,681	—	2,880,024	—
Add Lubricants and Specialty Products segment sales and other revenues	823,439	666,534	2,428,389	1,860,286
Add HEP segment sales and other revenues	149,002	122,584	404,970	376,002
Subtract corporate, other and eliminations	(1,631,566)	(287,070)	(3,521,610)	(762,778)
Sales and other revenues	$10,599,002	$4,685,059	$29,219,912	$12,766,475

Reconciliation of average Refining segment operating expenses per produced barrel sold to total operating expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per barrel amounts)
Consolidated
Average refinery operating expenses per produced barrel sold	$7.64	$6.40	$7.70	$6.95
Times produced barrels sold (BPD)	675,370	422,020	618,270	407,210
Times number of days in period	92	92	273	273
Refinery operating expenses	474,704	248,485	1,299,665	772,620
Subtract rounding	(73)	(169)	(758)	(27)
Total Refining segment operating expenses	474,631	248,316	1,298,907	772,593
Add Renewables segment operating expenses	23,427	13,117	79,796	37,169
Add Lubricants and Specialty Products segment operating expenses	69,506	60,940	209,977	183,003
Add HEP segment operating expenses	60,471	42,793	156,994	126,226
Subtract corporate, other and eliminations	(23,444)	(12,646)	(57,522)	(32,371)
Operating expenses (exclusive of depreciation and amortization)	$604,591	$352,520	$1,688,152	$1,086,620

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands, except for per gallon amounts)
Renewables segment sales and other revenues	$355,660	$597,605
Renewables segment cost of products sold	345,588	582,521
Lower of cost or market inventory adjustment	16,847	42,839
	(6,775)	(27,755)
Add lower of cost or market inventory adjustment	16,847	42,839
Renewables gross margin	$10,072	$15,084

Renewables operating expense	$23,427	$79,796
Produced gallons sold (in thousand gallons)	51,840	82,471

Renewables gross margin per produced gallon sold	$0.19	$0.18
Less operating expense per produced gallon sold	0.45	0.97
Net operating margin per produced gallon sold	$(0.26)	$(0.79)

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

Reconciliation of Marketing gross margin to gross margin per gallon sold

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands, except for per gallon amounts)
Marketing segment sales and other revenues	$1,266,681	$2,880,024
Marketing segment cost of products sold	1,255,119	2,837,583
Marketing gross margin	$11,562	$42,441

Sales volumes (in thousand gallons)	362,499	782,518

Marketing segment gross margin per gallon sold	$0.03	$0.05

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in internal control over financial reporting. We acquired Sinclair Oil and STC effective March 14, 2022 and have included the operating results and assets and liabilities of the Acquired Sinclair Businesses in our consolidated financial statements as of September 30, 2022 and for the 201 days then ended. On November 1, 2021, we acquired the Puget Sound Refinery. Accordingly, the acquired assets and liabilities assumed are included in our consolidated balance sheets at December 31, 2021 and September 30, 2022 and the results of operations are reported in our consolidated statements of operations for the three and nine months ended September 30, 2022. Other than our internal controls for the Acquired Sinclair Businesses and Puget Sound Refinery, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Environmental Matters

Navajo
HollyFrontier Navajo Refining LLC (now known as HF Sinclair Navajo Refining LLC (“HFNR”)) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Agencies”) regarding HFNR’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers.

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

Cheyenne
On March 25, 2022, HollyFrontier Cheyenne Refining LLC (now known as HF Sinclair Cheyenne Refining LLC (“HFCR”)) received a “Notice of Assessment of Stipulated Penalties” from the EPA pursuant to a 2009 consent decree entered into between Frontier Refining, Inc. (now known as HFCR), the EPA and the Wyoming Department of Environmental Quality (“WDEQ”). The notice assesses penalties for alleged violations of air quality standards during the period of time commencing in the third quarter of 2019 through the cessation of refinery operations in Cheyenne in the third quarter of 2020. The allegations include exceedances of emission limits for the refinery’s fluid catalytic cracking unit, sulfur recovery plant and flaring operations and failure to operate several continuous emission monitoring systems at the refinery. On April 21, 2022, HFCR submitted a response to the allegations containing legal and factual defenses. Further discussions between HFCR, the EPA and WDEQ regarding the notice occurred in June 2022. In correspondence dated August 10, 2022, the EPA made a formal penalty demand. In September 2022, HFCR, the EPA and the WDEQ had discussions and further information exchanges regarding the alleged violations that were the subject of the penalty demand and mitigating factors. On September 28, 2022, the EPA proposed a penalty of $849,850, which HFCR accepted. On October 19, 2022, HFCR received a revised formal demand letter from the EPA and timely paid the penalty. As a result, this matter has been resolved.

Table of Content
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

Table of Content
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2022	2,965,642	$44.83	2,965,642	$734,771,157
August 2022	9,911,267	$50.19	9,911,267	$237,354,203
September 2022	6,003,619	$52.03	6,003,619	$900,000,033
Total for July to September 2022	18,880,528		18,880,528

(1) On September 21, 2022, our Board of Directors approved a new $1.0 billion share repurchase program, which, effective September 26, 2022, replaced all existing share repurchase programs, including $25.0 million remaining under the previously existing $1.0 billion share repurchase program. This new share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company (formerly known as The Sinclair Companies) are also authorized under the share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors.

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

10.2+
Retirement Agreement and Release between HF Sinclair Corporation, HollyFrontier Refining & Marketing LLC, HollyFrontier Renewables Holding Company LLC and HollyFrontier Payroll Services, Inc. and Thomas G. Creery dated July 24, 2022 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed August 8, 2022, File No. 1-41325).

Table of Content

Exhibit Number	Description
10.3
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of October 3, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed October 4, 2022, File No. 1-41325).

10.4
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of September 28, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 29, 2022, File No. 1-41325).

10.5
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of September 20, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 22, 2022, File No. 1-41325).

10.6
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of August 24, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed August 25, 2022, File No. 1-41325).

10.7
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of August 15, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed August 16, 2022, File No. 1-41325).

10.8
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed August 11, 2022, File No. 1-41325).

10.9*+
Mutual Separation Agreement and Release of Claims by and among HF Sinclair Corporation, HollyFrontier Corporation, Holly Logistic Services, L.L.C., HollyFrontier Payroll Services, Inc., and Holly Energy Partners, L.P., on behalf of themselves and their respective parents, subsidiaries and affiliates and Richard Voliva, dated September 15, 2022.

10.10*
First Amendment to Eighth Amended and Restated Master Throughput Agreement by and among HollyFrontier Refining & Marketing LLC, Sinclair Oil LLC and Holly Energy Partners – Operating, L.P., dated as of October 28, 2022.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

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

HF SINCLAIR CORPORATION
(Registrant)

Date: November 7, 2022	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2022	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)