Form 10-Q
period 2023-03-31
HF Sinclair Corp
filed 2023-05-05
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
192,307,059 shares of Common Stock, par value $.01 per share, were outstanding on April 28, 2023.

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

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include Sinclair Holding LLC, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to March 31, 2023 includes the combined business operations of HollyFrontier and its consolidated subsidiaries and the Acquired Sinclair Businesses.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•the negotiation and execution, and the terms and conditions, of a definitive agreement relating to the Proposed HEP Transaction (defined below) and the ability of HF Sinclair or HEP to enter into or consummate such agreement;
•the risk that the Proposed HEP Transaction does not occur;
•negative effects from the pendency of the Proposed HEP Transaction;
•failure to obtain the required approvals for the Proposed HEP Transaction;
•the time required to consummate the Proposed HEP Transaction;
•the focus of management time and attention on the Proposed HEP Transaction and other disruptions arising from the Proposed HEP Transaction;
•limitations on our ability to effectuate share repurchases due to market conditions and corporate, tax, regulatory and other considerations;
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

Table of Content
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
•general economic conditions, including economic slowdowns caused by a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation, and
•other financial, operational and legal risks and uncertainties detailed from time to time in our and HEP’s Securities Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$7,105 and $10,917, respectively)	$1,364,930	$1,665,066

Accounts receivable: Product, transportation and other (HEP: $15,435 and $16,344, respectively)	1,358,265	1,626,199
Crude oil resales	259,153	76,950
	1,617,418	1,703,149
Inventories: Crude oil and refined products	3,112,713	2,853,425
Materials, supplies and other (HEP: $1,192 and $1,246, respectively)	336,108	361,103
	3,448,821	3,214,528
Income taxes receivable	43,239	53,563
Prepayments and other (HEP: $4,851 and $5,699, respectively)	84,121	112,013
Total current assets	6,558,529	6,748,319

Properties, plants and equipment, at cost (HEP: $2,190,097 and $2,173,248, respectively)	10,220,164	10,146,652
Less accumulated depreciation (HEP: $(781,790) and $(761,210), respectively)	(3,563,848)	(3,457,747)
	6,656,316	6,688,905
Operating lease right-of-use assets (HEP: $65,421 and $66,382, respectively)	330,942	351,068

Other assets: Turnaround costs	495,628	376,158
Goodwill (HEP: $431,985 and $431,985, respectively)	2,978,504	2,978,315
Intangibles and other (HEP: $361,951 and $360,768, respectively)	986,089	982,718
	4,460,221	4,337,191
Total assets	$18,006,008	$18,125,483

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $18,352 and $27,199, respectively)	$2,109,245	$2,334,107
Income taxes payable	59,536	7,818
Operating lease liabilities (HEP: $4,160 and $4,204, respectively)	108,499	109,926
Current debt	307,256	306,959
Accrued liabilities (HEP: $28,953 and $39,110, respectively)	533,198	486,719
Total current liabilities	3,117,734	3,245,529

Long-term debt (HEP: $1,540,385 and $1,556,334, respectively)	2,932,989	2,948,513
Noncurrent operating lease liabilities (HEP: $61,631 and $62,550, respectively)	234,006	254,215
Deferred income taxes (HEP: $374 and $374, respectively)	1,278,061	1,262,165
Other long-term liabilities (HEP: $53,257 and $55,373, respectively)	392,691	397,489

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of March 31, 2023 and December 31, 2022	2,232	2,232
Additional capital	6,469,814	6,468,775
Retained earnings	4,395,531	4,130,252
Accumulated other comprehensive loss	(20,223)	(22,013)
Common stock held in treasury, at cost – 30,924,520 and 26,152,344 shares as of March 31, 2023 and December 31, 2022, respectively	(1,576,689)	(1,335,431)
Total HF Sinclair stockholders’ equity	9,270,665	9,243,815
Noncontrolling interest	779,862	773,757
Total equity	10,050,527	10,017,572
Total liabilities and equity	$18,006,008	$18,125,483

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of March 31, 2023 and December 31, 2022. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Sales and other revenues	$7,565,142	$7,458,750
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,104,057	6,502,012
Lower of cost or market inventory valuation adjustment	47,597	(8,551)
	6,151,654	6,493,461
Operating expenses (exclusive of depreciation and amortization)	639,383	477,434
Selling, general and administrative expenses (exclusive of depreciation and amortization)	95,913	110,422
Depreciation and amortization	173,983	144,601
Total operating costs and expenses	7,060,933	7,225,918
Income from operations	504,209	232,832
Other income (expense):
Earnings of equity method investments	3,882	3,626
Interest income	19,935	997
Interest expense	(45,822)	(34,859)
Gain on foreign currency transactions	870	139
Gain on sale of assets and other	1,631	3,895
	(19,504)	(26,202)
Income before income taxes	484,705	206,630
Income tax expense (benefit):
Current	84,395	46,263
Deferred	15,305	(24,934)
	99,700	21,329
Net income	385,005	185,301
Less net income attributable to noncontrolling interest	31,739	25,327
Net income attributable to HF Sinclair stockholders	$353,266	$159,974
Earnings per share:
Basic	$1.79	$0.90
Diluted	$1.79	$0.90
Average number of common shares outstanding:
Basic	195,445	175,081
Diluted	195,445	175,081

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$385,005	$185,301
Other comprehensive income:
Foreign currency translation adjustment	2,926	1,721
Hedging instruments:
Change in fair value of cash flow hedging instruments	270	(4,962)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	1	5,288
Net unrealized gain on hedging instruments	271	326
Pension and other post-retirement benefit obligations:
Pension plans gain reclassified to net income	(45)	(45)
Post-retirement healthcare plans gain reclassified to net income	(918)	(870)
Retirement restoration plan loss reclassified to net income	3	9
Net change in pension and other post-retirement benefit obligations	(960)	(906)
Other comprehensive income before income taxes	2,237	1,141
Income tax expense	447	225
Other comprehensive income	1,790	916
Total comprehensive income	386,795	186,217
Less noncontrolling interest in comprehensive income	31,739	25,327
Comprehensive income attributable to HF Sinclair stockholders	$355,056	$160,890

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$385,005	$185,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,983	144,601
Lower of cost or market inventory valuation adjustment	47,597	(8,551)
Earnings of equity method investments, inclusive of distributions	(1,799)	(520)
Gain on sale of assets	(414)	(2,669)
Deferred income taxes	15,305	(24,934)
Equity-based compensation expense	3,325	7,831
Change in fair value – derivative instruments	15,402	(226)
(Increase) decrease in current assets:
Accounts receivable	86,369	(419,609)
Inventories	(280,263)	(267,461)
Income taxes receivable	10,494	(3,026)
Prepayments and other	28,007	(12,334)
Increase (decrease) in current liabilities:
Accounts payable	(220,018)	790,060
Income taxes payable	51,697	12,284
Accrued liabilities	32,424	113,802
Turnaround expenditures	(163,734)	(45,156)
Other, net	(5,675)	(8,357)
Net cash provided by operating activities	177,705	461,036

Cash flows from investing activities:
Additions to properties, plants and equipment	(92,455)	(144,149)
Additions to properties, plants and equipment – HEP	(7,614)	(14,147)
Acquisitions, net of cash acquired	—	(231,201)
Proceeds from sale of assets	1,572	2,617
HEP investment in Osage Pipe Line Company LLC	(2,500)	—
Distributions from equity method investments in excess of equity earnings	760	1,704
Net cash used for investing activities	(100,237)	(385,176)

Cash flows from financing activities:
Borrowings under credit agreements	42,000	360,000
Repayments under credit agreements	(58,500)	(58,500)
Purchase of treasury stock	(245,566)	(352)
Dividends	(87,987)	—
Distributions to noncontrolling interests	(25,986)	(17,003)
Payments on finance leases	(3,071)	(2,611)
Other, net	—	(148)
Net cash provided by (used for) financing activities	(379,110)	281,386

Effect of exchange rate on cash flow	1,506	588

Cash and cash equivalents:
Increase (decrease) for the period	(300,136)	357,834
Beginning of period	1,665,066	234,444
End of period	$1,364,930	$592,278

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(25,934)	$(18,986)
Income taxes, net	$(22,010)	$(40,098)
Increase (decrease) in accrued and unpaid capital expenditures	$(17,819)	$(21,738)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2022	223,231	$2,232	$6,468,775	$4,130,252	$(22,013)	26,152	$(1,335,431)	$773,757	$10,017,572
Net income	—	—	—	353,266	—	—	—	31,739	385,005
Dividends ($0.45 declared per common share)	—	—	—	(87,987)	—	—	—	—	(87,987)
Other comprehensive income, net of tax	—	—	—	—	1,790	—	—	—	1,790
Issuance of common shares under incentive compensation plans	—	—	(1,934)	—	—	(38)	1,934	—	—
Equity-based compensation	—	—	2,973	—	—	—	—	352	3,325
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	4,810	(243,192)	—	(243,192)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,986)	(25,986)
Balance at March 31, 2023	223,231	$2,232	$6,469,814	$4,395,531	$(20,223)	30,924	$(1,576,689)	$779,862	$10,050,527

	Three Months Ended March 31, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2021	256,046	$2,560	$4,220,075	$4,413,836	$2,671	93,045	$(2,951,257)	$606,580	$6,294,465
Net income	—	—	—	159,974	—	—	—	25,327	185,301
Other comprehensive income, net of tax	—	—	—	—	916	—	—	—	916
Issuance of common shares for HFC Transactions	60,230	602	2,148,406	—	—	—	—	—	2,149,008
Issuance of common shares under incentive compensation plans	—	—	(282)	—	—	(7)	282	—	—
Equity-based compensation	—	—	7,211	—	—	—	—	620	7,831
Purchase of treasury stock	—	—	—	—	—	9	(352)	—	(352)
Retirement of treasury stock	(93,045)	(930)	—	(2,950,324)	—	(93,045)	2,951,254	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(17,003)	(17,003)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(57)	(57)
Equity attributable to HEP common unit issuance, net of tax	—	—	95,047	—	—	—	—	223,471	318,518
Acquisition of remaining UNEV interests	—	—	16,537	—	—	—	—	(78,187)	(61,650)
Balance at March 31, 2022	223,231	$2,232	$6,486,994	$1,623,486	$3,587	2	$(73)	$760,751	$8,876,977

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

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include Sinclair Holding LLC, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to March 31, 2023 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,500 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. At March 31, 2023, we owned a 47% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2023, the consolidated results of operations, comprehensive income and statements of equity for the three months ended March 31, 2023 and 2022 and consolidated cash flows for the three months ended March 31, 2023 and 2022 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 that has been filed with the SEC.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $7.6 million at March 31, 2023 and $7.7 million at December 31, 2022.

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

Our lease term includes an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our balance sheet. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations. In addition, HEP, as a lessor, does not separate the non-lease (service) component for operating leases in contracts in which the lease component is the dominant component. HEP treats these combined components as a lease. HEP bifurcates the consideration received for sales-type lease contracts between lease and service revenue, with the service component accounted for within the scope of Accounting Standards Codification 606.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Revenue Recognition: Revenues on refined product, branded fuel sales, renewable diesel, and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold.

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

For the three months ended March 31, 2023, we recorded an income tax expense of $99.7 million compared to $21.3 million for the three months ended March 31, 2022. This increase was principally due to higher pre-tax income during the three months ended March 31, 2023 compared to the same period of 2022. Our effective tax rates were 20.6% and 10.3% for the three months ended March 31, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transaction.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the three months ended March 31, 2023 and 2022, we received proceeds of $6.3 million and $11.0 million, respectively, and subsequently repaid $7.0 million and $9.9 million, respectively, under these sell / buy transactions.

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

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to REH Company, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. Pursuant to the Business Combination Agreement, REH Company made a $77.5 million cash payment to HF Sinclair, inclusive of final working capital adjustments, which reduced the aggregate transaction value to approximately $2,072 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure REH Company’s renewable identification numbers (“RINs”) credit obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, REH Company’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $329.0 million, inclusive of final working capital adjustments, to REH Company in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units were held in escrow and were released to REH Company in April 2023 upon their satisfaction of the corresponding RINs credit obligations to HF Sinclair to secure REH Company’s RINs credit obligations under Section 6.22 of the Business Combination Agreement.

The Sinclair Transactions were accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the effective date, with the excess consideration recorded as goodwill.

The following tables present the purchase consideration and final purchase price allocation of the assets acquired and liabilities assumed on March 14, 2022:

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

The final purchase price allocation resulted in the recognition of $685.9 million in goodwill. Our Refining, Renewables, Marketing and HEP segments recognized $244.0 million, $159.0 million, $163.8 million and $119.1 million of goodwill, respectively. The goodwill recognized is primarily attributable to operating and administrative synergies and net deferred tax liabilities arising from the differences between the estimated fair values of assets and liabilities and the tax basis of these assets and liabilities. There are qualitative assumptions of long-term factors that this acquisition creates for our stockholders, including increased scale and diversification that is expected to drive growth through the expanded refining and renewables businesses and the addition of an integrated branded wholesale distribution network. This goodwill is not deductible for income tax purposes.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
During the three months ended March 31, 2023, we sold $15.7 million of RINs to REH Company based on applicable market prices.

All other fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The fair values of all other current receivable and payables were equivalent to their carrying values due to their short-term nature.

During the three months ended March 31, 2023 and 2022, we incurred $3.9 million and $25.0 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the three months ended March 31, 2022 was derived from our historical financial statements giving effect to the Sinclair Transactions as if they had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of the fair-valued properties, plants and equipment acquired in the Sinclair Transactions and the estimated tax impacts of the pro forma adjustments.

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

Three Months Ended March 31, 2022
(in thousands)
Sales and other revenues	$8,464,249
Net income attributable to HF Sinclair stockholders	$71,266

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and / or operates logistic and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of March 31, 2023, HEP owned a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa West and Tulsa East facilities (collectively, the “Tulsa Refineries”); a 25.06% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

At March 31, 2023, we owned a 47% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 82% of HEP’s total revenues for the three months ended March 31, 2023. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2024 through 2037. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of March 31, 2023, these agreements require minimum annualized payments to HEP of $456.6 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of operations reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Lease income recognized was as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease revenues	$4,634	$3,127
Sales-type lease interest income	$632	$632
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$705	$361

NOTE 4:Revenues

Substantially all revenue-generating activities relate to sales of refined product, branded fuel, renewable diesel and excess crude oil inventories sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to HEP logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$4,507,894	$5,301,036
Specialty lubricant products (2)	679,862	682,041
Asphalt, fuel oil and other products (3)	440,339	439,182
Total refined product revenues	5,628,095	6,422,259
Excess crude oil revenues (4)	710,897	682,597
Renewable diesel revenues (5)	202,413	28,313
Transportation and logistic services	26,416	27,944
Marketing revenues (6)	937,385	277,041
Other revenues (7)	59,936	20,596
Total sales and other revenues	$7,565,142	$7,458,750

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,007,156	$2,909,468
Southwest	832,702	1,063,104
Rocky Mountains	2,197,827	1,858,487
Northeast	263,904	243,437
Canada	250,724	253,959
Europe, Asia and Latin America	75,782	93,804
Total refined product revenues	$5,628,095	$6,422,259

(1)Transportation fuels revenues are attributable to our Refining segment wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenues include revenues attributable to our Refining and Lubricants and Specialty Products segments of $386.8 million and $53.6 million, respectively, for the three months ended March 31, 2023, and $367.6 million and $71.6 million, respectively, for the three months ended March 31, 2022.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Renewable diesel revenues are attributable to our Renewables segment.
(6)Marketing revenues consist primarily of branded gasoline and diesel fuel sales.
(7)Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance at January 1	$10,722	$9,278
Increase	5,159	7,664
Recognized as revenue	(5,744)	(8,197)
Balance at March 31	$10,137	$8,745

As of March 31, 2023, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2032. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2023	2024	2025	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	27,091	30,423	21,087	29,676	108,277

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to HEP’s third-party contracts as of March 31, 2023 are presented below:

	Remainder of 2023	2024	2025	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$12,261	$17,075	$8,226	$33,636	$71,198

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

The carrying amounts of derivative instruments and RINs receivable and credit obligations at March 31, 2023 and December 31, 2022 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2023
Assets:
Commodity price swaps	$2,624	$—	$2,624	$—
Commodity forward contracts	724	—	724	—
RINs receivable (1)	75,724	—	75,724	—
Foreign currency forward contracts	11,757	—	11,757	—
Total assets	$90,829	$—	$90,829	$—

Liabilities:
NYMEX futures contracts	$3,438	$3,438	$—	$—
Commodity collar contracts	21,422	—	21,422	—
Commodity forward contracts	439	—	439	—
Foreign currency forward contracts	663	—	663	—
RINs credit obligations (1)	75,724	—	75,724	—
Total liabilities	$101,686	$3,438	$98,248	$—

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

Level 2 Financial Instruments
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps, commodity collar contracts and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the commodity collar contracts is based on forward natural gas prices. The fair value of the forward sales and purchase contracts are computed using quoted forward commodity prices. The fair value of foreign currency forward contracts are based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. RINs credit obligations are valued based on current market RINs prices.

Nonrecurring Fair Value Measurements
During the three months ended March 31, 2023, we recognized assets and liabilities based on fair value measurements for the Sinclair Transactions (see Note 2). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

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

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$353,266	$159,974
Participating securities’ share in earnings (1)	2,925	1,983
Net income attributable to common shares	$350,341	$157,991
Average number of shares of common stock outstanding	195,445	175,081
Average number of shares of common stock outstanding assuming dilution	195,445	175,081
Basic earnings per share	$1.79	$0.90
Diluted earnings per share	$1.79	$0.90

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

NOTE 7:Stock-Based Compensation

We have a principal share-based compensation plan (the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan, the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest over a period of three years and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The compensation cost for these plans was $3.3 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively.

Additionally, HEP maintains an equity-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s equity-based compensation plan was $0.4 million and $0.6 million for the three months ended March 31, 2023 and 2022.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
A summary of restricted stock unit and performance share unit activity during the three months ended March 31, 2023 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2023	1,055,875	771,197
Granted (1)	29,590	1,509
Vested	(857)	—
Forfeited	(25,053)	(12,540)
Performance share units converted to restricted stock units	225,217	(225,217)
Outstanding at March 31, 2023	1,284,772	534,949

(1) Weighted average grant date fair value per unit	$52.75	$73.27

NOTE 8:Inventories

Inventories consist of the following components:

	March 31, 2023	December 31, 2022
	(In thousands)
Crude oil	$858,985	$818,737
Other raw materials and unfinished products (1)	966,222	842,855
Finished products (2)	1,396,254	1,252,984
Lower of cost or market reserve	(108,748)	(61,151)
Process chemicals (3)	51,633	53,900
Repair and maintenance supplies and other (4)	284,475	307,203
Total inventory	$3,448,821	$3,214,528

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $108.7 million and $61.2 million at March 31, 2023 and December 31, 2022, respectively. A new market reserve of $108.7 million as of March 31, 2023 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $47.6 million for the three months ended March 31, 2023 and a decrease to cost of products sold of $8.6 million for the three months ended March 31, 2022.

At March 31, 2023, the LIFO value of our refining inventories was equal to cost.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We incurred expense of $13.3 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $202.0 million and $192.3 million at March 31, 2023 and December 31, 2022, respectively, of which $168.0 million and $170.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair Transactions were $72.2 million at the acquisition date and an associated receivable from third parties of $21.5 million. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:Debt

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2023, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HF Sinclair Credit Agreement.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option, based on the currency of such indebtedness at either (a) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus half of 1%, Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1% and the prime rate (as publicly announced from time to time by the administrative agent), as applicable, plus an applicable margin (ranging from 0.25% to 1.125%), (b) the CDOR Rate (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) (c) the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) or (d) the Daily Simple RFR (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%). In each case, the applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Financial Services LLC and Moody’s Investors Service, Inc.

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At March 31, 2023, HEP was in compliance with all of its covenants, had outstanding borrowings of $651.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the Alternate Base Rate (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 0.75% to 1.75%) or (b) Adjusted Term SOFR (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 1.75% to 2.75%). In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 6.88% as of March 31, 2023.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
HollyFrontier and HF Sinclair Senior Notes
At March 31, 2023, our senior notes consisted of the following:

•$59.637 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HollyFrontier 2.625% Senior Notes”);
•$202.9 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”), and
•$74.966 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes” and, collectively, the “HollyFrontier Senior Notes”).
•$248.190 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HF Sinclair 2.625% Senior Notes”);
•$797.1 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HF Sinclair 5.875% Senior Notes”), and
•$325.034 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HF Sinclair 4.500% Senior Notes” and, collectively, the “HF Sinclair Senior Notes”).

The HollyFrontier Senior Notes and HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all future unsecured and unsubordinated indebtedness.

Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $37.4 million and $39.8 million at March 31, 2023 and December 31, 2022, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

HEP Senior Notes
At March 31, 2023, HEP’s senior notes consisted of the following:

•$400.0 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”), and
•$500.0 million in aggregate principal amount of 5.0% HEP senior notes maturing February 2028 (the “HEP 5.0% Senior Notes”).

These HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of March 31, 2023. At any time when the HEP Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. or S&P Global Ratings and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by certain of HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of long-term debt are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
HollyFrontier
2.625% Senior Notes	$59,637	$59,637
5.875% Senior Notes	202,900	202,900
4.500% Senior Notes	74,966	74,966
	337,503	337,503

HF Sinclair
2.625% Senior Notes	248,190	248,190
5.875% Senior Notes	797,100	797,100
4.500% Senior Notes	325,034	325,034
	1,370,324	1,370,324

Less current debt (1)	(307,256)	(306,959)

Unamortized discount and debt issuance costs (1)	(7,967)	(8,689)

Total HF Sinclair long-term debt	1,392,604	1,392,179

HEP Credit Agreement	651,500	668,000

HEP
5.000% Senior Notes	500,000	500,000
6.375% Senior Notes	400,000	400,000
	900,000	900,000

Unamortized discount and debt issuance costs	(11,115)	(11,666)

Total HEP long-term debt	1,540,385	1,556,334

Total long-term debt	$2,932,989	$2,948,513

(1)The HollyFrontier 2.625% Senior Notes and HF Sinclair 2.625% Senior Notes, inclusive of unamortized discount and debt issuance costs of $0.6 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively, are due October 2023 and were classified as current debt on our consolidated balance sheets.

The fair values of the senior notes are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)

HollyFrontier and HF Sinclair Senior Notes	$1,677,864	$1,655,726

HEP Senior Notes	$866,860	$852,658

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized $1.2 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively, of interest attributable to construction projects.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

Accounting Hedges
We periodically have forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income (loss). These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain Recognized in OCI		Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2023	2022		2023	2022
	(In thousands)
Commodity contracts	$271	$326	Sales and other revenues	$(1)	$(5,288)

Total	$271	$326		$(1)	$(5,288)

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory, collar contracts and basis swap contracts to mitigate exposure to natural gas price volatility and forward purchase and sell contracts of refined products that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 10 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended March 31,
		2023	2022
		(In thousands)
Commodity contracts	Cost of products sold	$6,748	$(9,788)
	Operating expenses	(14,058)	—
	Interest expense	2,406	(1,421)
Foreign currency contracts	Gain on foreign currency transactions	114	(6,430)
	Total	$(4,790)	$(17,639)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
As of March 31, 2023, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	2024	Unit of Measure
Derivatives Designated as Hedging Instruments
Forward diesel contracts - short	100,000	100,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,790,000	1,790,000	—	Barrels
Forward gasoline and diesel contracts - long	145,000	145,000	—	Barrels
Foreign currency forward contracts	428,211,705	322,227,146	105,984,559	U.S. dollar
Forward commodity contracts (platinum)	36,969	14,550	22,419	Troy ounces
Natural gas price swaps (basis spread) - long	3,850,000	3,850,000	—	MMBTU
Natural gas collar contracts	22,000,000	22,000,000	—	MMBTU

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2023
Derivatives designated as cash flow hedging instruments:
Commodity forward contracts	$312	$—	$312	$—	$—	$—
	$312	$—	$312	$—	$—	$—

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$3,438	$—	$3,438
Commodity price swap contracts	2,624	—	2,624	—	—	—
Commodity collar contracts	—	—	—	21,422	—	21,422
Commodity forward contracts	412	—	412	439	—	439
Foreign currency forward contracts	11,757	(663)	11,094	—	—	—
	$14,793	$(663)	$14,130	$25,299	$—	$25,299

Total net balance			$14,442			$25,299

Balance sheet classification:	Prepayment and other		$14,442	Accrued liabilities		$25,299

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2022

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,750	$—	$2,750
Commodity price swap contracts	342	—	342	—	—	—
Commodity collar contracts	—	—	—	6,275	—	6,275
Commodity forward contracts	2,949	—	2,949	2,987	—	2,987
Foreign currency forward contracts	15,359	—	15,359	—	—	—
	$18,650	$—	$18,650	$12,012	$—	$12,012

Total net balance			$18,650			$12,012

Balance sheet classification:	Prepayment and other		$18,650	Accrued liabilities		$12,012

At March 31, 2023, we had a pre-tax net unrealized gain of $0.3 million classified in accumulated other comprehensive income that relates to all accounting hedges having contractual maturities through 2023, which assuming commodity prices remain unchanged, will be effectively transferred from accumulated other comprehensive loss into the statement of operations as the hedging instruments contractually mature over the next three-month period.

NOTE 12:Equity

In September 2022, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the three months ended March 31, 2023, we made open market and privately negotiated purchases of 4,793,857 shares for $240.3 million under our share repurchase program, of which 1,969,279 shares were repurchased for $100.0 million pursuant to privately negotiated repurchases from REH Company. As of March 31, 2023, we had remaining authorization to repurchase up to $419.8 million under this share repurchase program. We did not repurchase any shares in April 2023.

During the three months ended March 31, 2023 and 2022, we withheld 16,200 and 1,764 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On May 3, 2023, our Board of Directors declared a regular quarterly dividend in the amount of $0.45 per share, payable on June 1, 2023 to holders of record of common stock on May 18, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 13:Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2023
Net change in foreign currency translation adjustment	$2,926	$614	$2,312
Net unrealized gain on hedging instruments	271	66	205
Net change in pension and other post-retirement benefit obligations	(960)	(233)	(727)
Other comprehensive income attributable to HF Sinclair stockholders	$2,237	$447	$1,790

Three Months Ended March 31, 2022
Net change in foreign currency translation adjustment	$1,721	$379	$1,342
Net unrealized gain on hedging instruments	326	67	259
Net change in pension and other post-retirement benefit obligations	(906)	(221)	(685)
Other comprehensive income attributable to HF Sinclair stockholders	$1,141	$225	$916

The following table presents the statements of operations line item effects for reclassifications out of accumulated other comprehensive income (loss) (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Operations Line Item
	Three Months Ended March 31,
	2023	2022
	(In thousands)
Hedging instruments:
Commodity price swaps	$(1)	$(5,288)	Sales and other revenues
	—	(1,282)	Income tax benefit
	(1)	(4,006)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	45	45	Gain on sale of assets and other
	11	11	Income tax expense
	34	34	Net of tax

Post-retirement healthcare obligations	918	870	Gain on sale of assets and other
	223	211	Income tax expense
	695	659	Net of tax

Retirement restoration plan	(3)	(9)	Gain on sale of assets and other
	(1)	(2)	Income tax benefit
	(2)	(7)	Net of tax

Total reclassifications for the period	$726	$(3,320)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31, 2023	December 31, 2022
	(In thousands)
Foreign currency translation adjustment	$(31,115)	$(33,427)
Unrealized loss on pension obligations	(2,706)	(2,661)
Unrealized gain on post-retirement benefit obligations	13,393	14,075
Unrealized gain on hedging instruments	205	—
Accumulated other comprehensive loss	$(20,223)	$(22,013)

NOTE 14:Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

Pursuant to the Business Combination Agreement, all pre-closing RINs obligations of REH Company’s subsidiaries (which are now subsidiaries of HF Sinclair as a result of the HFC Transactions) remain with REH Company. REH Company is required to transfer to HF Sinclair the number of each applicable type of RIN required for REH Company to demonstrate compliance for any pre-closing obligations it retained by the deadlines set forth in the Business Combination Agreement. If REH Company does not deliver all the required RINs by the applicable deadline, then, within five days following the delivery of an invoice therefor, REH Company is required to pay to HF Sinclair the amount of all out-of-pocket costs and expenses incurred by HF Sinclair to comply with REH Company’s pre-closing obligations prior to such deadline, including the price of any RINs purchased by HF Sinclair. In relation to this, 2,570,000 shares of HF Sinclair common stock, out of the purchase consideration paid to REH Company, are held in escrow to secure REH Company’s RINs credit obligations under Section 6.22 of the Business Combination Agreement. The 5,290,000 HEP common units that were also held in escrow to secure REH Company’s RINs credit obligations were released to REH Company in April 2023 upon their satisfaction of the RINs credit obligations relating thereto.

During 2017, 2018 and 2019, the EPA granted the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016, 2017 and 2018, respectively, calendar years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production are not subject to the Renewable Volume Obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of products sold.

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

NOTE 15:Segment Information

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

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo, Woods Cross and Puget Sound refineries and HF Sinclair Asphalt Company LLC (“Asphalt”). Effective with our acquisition that closed on March 14, 2022, the Refining segment includes our Parco and Casper refineries. Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

The Renewables segment represents the operations of our Cheyenne renewable diesel unit (“RDU”), which was mechanically complete in the fourth quarter of 2021 and operational in the first quarter of 2022, the pre-treatment unit at our Artesia, New Mexico facility, which was completed and operational in the first quarter of 2022 and the Artesia RDU, which was completed and operational in the second quarter of 2022. Also, effective with our acquisition that closed on March 14, 2022, the Renewables segment includes the Sinclair RDU.

Effective with our acquisition that closed on March 14, 2022, the Marketing segment represents branded fuel sales to Sinclair branded sites in the United States and licensing fees for the use of the Sinclair brand at additional locations throughout the country. The Marketing segment also includes branded fuel sales to non-Sinclair branded sites from legacy HollyFrontier agreements and revenues from other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of the sites located in our West and Mid-Continent regions.

The Lubricants and Specialty Products segment represents Petro-Canada Lubricants Inc.’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States, Europe and China. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the largest suppliers of locomotive engine oil in North America. Also, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

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

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2023
Sales and other revenues:
Revenues from external customers	$5,665,214	$202,413	$937,385	$733,714	$26,416	$—	$7,565,142
Intersegment revenues	1,053,401	95,603	—	5,796	116,878	(1,271,678)	—
	$6,718,615	$298,016	$937,385	$739,510	$143,294	$(1,271,678)	$7,565,142
Cost of products sold (exclusive of lower of cost or market inventory)	$5,617,911	$262,738	$924,049	$538,003	$—	$(1,238,644)	$6,104,057
Lower of cost or market inventory valuation adjustment	$—	$47,597	$—	$—	$—	$—	$47,597
Operating expenses	$517,820	$31,371	$—	$63,593	$52,142	$(25,543)	$639,383
Selling, general and administrative expenses	$39,078	$915	$6,963	$39,264	$4,635	$5,058	$95,913
Depreciation and amortization	$103,123	$19,974	$5,871	$19,910	$24,465	$640	$173,983
Income (loss) from operations	$440,683	$(64,579)	$502	$78,740	$62,052	$(13,189)	$504,209
Earnings of equity method investments	$—	$—	$—	$—	$3,882	$—	$3,882
Capital expenditures	$67,774	$4,844	$5,255	$8,649	$7,614	$5,933	$100,069

Three Months Ended March 31, 2022
Sales and other revenues:
Revenues from external customers	$6,371,894	$28,313	$277,041	$753,558	$27,944	$—	$7,458,750
Intersegment revenues	134,273	19,054	—	1,451	92,254	(247,032)	—
	$6,506,167	$47,367	$277,041	$755,009	$120,198	$(247,032)	$7,458,750
Cost of products sold (exclusive of lower of cost or market inventory)	$5,909,610	$44,271	$271,131	$504,577	$—	$(227,577)	$6,502,012
Lower of cost or market inventory valuation adjustment	$—	$(8,551)		$—	$—	$—	$(8,551)
Operating expenses	$354,972	$27,096	$—	$66,001	$42,624	$(13,259)	$477,434
Selling, general and administrative expenses	$33,882	$872	$140	$41,749	$4,312	$29,467	$110,422
Depreciation and amortization	$94,681	$5,800	$501	$20,594	$21,586	$1,439	$144,601
Income (loss) from operations	$113,022	$(22,121)	$5,269	$122,088	$51,676	$(37,102)	$232,832
Earnings of equity method investments	$—	$—	$—	$—	$3,626	$—	$3,626
Capital expenditures	$29,920	$98,769	$—	$6,370	$14,147	$9,090	$158,296

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 16:Subsequent Event

On May 3, 2023, we submitted a non-binding proposal to acquire all of the outstanding common units (“Common Units”) of HEP not beneficially owned by us or our affiliates in exchange for common stock, par value $0.01 per share (“Common Stock”), of HF Sinclair. Under the proposal, HEP unitholders would receive newly issued shares of Common Stock at a fixed exchange ratio of 0.3714 per each publicly held Common Unit, which was derived using the 30-day volume weighted average prices for each security as of market close on May 3, 2023 (the “Proposed HEP Transaction”). The proposal has been made to the board of directors of the ultimate general partner of HEP. The Proposed HEP Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries. References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HollyFrontier”) and its consolidated subsidiaries and do not include Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil LLC, Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to March 31, 2023 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

For the three months ended March 31, 2023, net income attributable to HF Sinclair stockholders was $353.3 million compared to $160.0 million for the three months ended March 31, 2022..Our results for the first quarter of 2023 were favorably impacted by healthy demand for transportation fuels, lubricants and transportation and terminal services, favorable crude spreads and constrained refined product supply due to global supply disruption. We continue to adjust our operational plans to the evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions or the COVID-19 pandemic will depend on various factors and consequences beyond our control.

In the Refining segment, we saw healthy refining margins in both the West and Mid-continent regions as a result of steady demand, tight supply and favorable crude spreads. The first quarter of 2023 was a heavy quarter for turnarounds; with turnarounds completed at our Puget Sound, El Dorado and Woods Cross Refineries, which also provided us the opportunity to execute maintenance strategies focused on improving operational reliability.

In the Renewables segment, we continued to optimize the operation of our assets and reliability.

In the Marketing segment, we continued to see strong value in the Sinclair brand as the marketing business provides a consistent sales channel with margin uplift for our produced fuels.

In the Lubricants segment, effective the first quarter of 2023, management views the Lubricants and Specialty Products segment as an integrated business of processing feedstocks into base oils and processing base oils into finished lubricant products along with the packaging, distribution and sales to customers. We saw strong performance (excluding FIFO) driven by product mix optimization

Table of Content
HEP Proposal
On May 3, 2023, we submitted a non-binding proposal to acquire all of the outstanding common units (“Common Units”) of HEP not beneficially owned by us or our affiliates in exchange for common stock, par value $0.01 per share (“Common Stock”), of HF Sinclair. Under the proposal, HEP unitholders would receive newly issued shares of Common Stock at a fixed exchange ratio of 0.3714 per each publicly held Common Unit, which was derived using the 30-day volume weighted average prices for each security as of market close on May 3, 2023 (the “Proposed HEP Transaction”). The proposal has been made to the board of directors of the ultimate general partner of HEP. The Proposed HEP Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Sinclair Acquisition
On March 14, 2022, HollyFrontier and HEP announced the establishment of HF Sinclair as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions (the “Sinclair Transactions”) of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “REH Company”). See Note 2 “Acquisitions” and Note 3 “Holly Energy Partners” in the Notes to Consolidated Financial Statements for additional information.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as renewable identification numbers (“RINs”), in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $157.5 million for the three months ended March 31, 2023. At March 31, 2023, our open RINs credit obligations were $75.7 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. As part of this Inflation Reduction Act, an excise tax of 1% tax was imposed on the fair market value of net stock repurchases made after December 31, 2022, which has been reflected in our financials.

OUTLOOK

Within our Refining segment, for the second quarter of 2023, we expect to run between 550,000 – 580,000 barrels per day of crude oil. This guidance reflects planned maintenance activities at our Navajo and Parco refineries during the period. Refined product margins are expected to remain healthy driven by constrained refined product supply in the markets we serve, coupled with seasonal demand from the upcoming driving season.

Within our Renewables segment, for the second quarter of 2023, we expect to continue to increase throughputs by optimizing our operations, and we expect to achieve normalized run rates in the second half of the year.

Within our Marketing segment, we expect to see 5% or more annual growth in the number of sites.

Within our Lubricants and Specialty Products segment, we expect favorable product mix, seasonal improvement for transportation lubricants demand, offset by softness in certain finished products into the second quarter of 2023. We continue to look for ways to optimize the business.

Subject to the final negotiated terms of a definitive agreement on the Proposed HEP Transaction and the discretion of the board of directors of the ultimate general partner of HEP to declare distributions, HEP expects its future cash distribution will continue as long as it remains a public company.

In September 2022, our Board of Directors authorized a new $1.0 billion share repurchase program. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. On May 3, 2023, our Board of Directors also declared a regular quarterly dividend in the amount of $0.45 per share. The dividend is payable on June 1, 2023 to holders of record of common stock on May 18, 2023.

Table of Content

A more detailed discussion of our financial and operating results for the three months ended March 31, 2023 and 2022 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2022
	2023	2022	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$7,565,142	$7,458,750	$106,392	1%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,104,057	6,502,012	(397,955)	(6)
Lower of cost or market inventory valuation adjustment	47,597	(8,551)	56,148	(657)
	6,151,654	6,493,461	(341,807)	(5)
Operating expenses (exclusive of depreciation and amortization)	639,383	477,434	161,949	34
Selling, general and administrative expenses (exclusive of depreciation and amortization)	95,913	110,422	(14,509)	(13)
Depreciation and amortization	173,983	144,601	29,382	20
Total operating costs and expenses	7,060,933	7,225,918	(164,985)	(2)
Income from operations	504,209	232,832	271,377	117
Other income (expense):
Earnings of equity method investments	3,882	3,626	256	7
Interest income	19,935	997	18,938	1,899
Interest expense	(45,822)	(34,859)	(10,963)	31
Gain on foreign currency transactions	870	139	731	526
Gain on sale of assets and other	1,631	3,895	(2,264)	(58)
	(19,504)	(26,202)	6,698	(26)
Income before income taxes	484,705	206,630	278,075	135
Income tax expense	99,700	21,329	78,371	367
Net income	385,005	185,301	199,704	108
Less net income attributable to noncontrolling interest	31,739	25,327	6,412	25
Net income attributable to HF Sinclair stockholders	$353,266	$159,974	$193,292	121%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$1.79	$0.90	$0.89	99%
Diluted	$1.79	$0.90	$0.89	99%
Cash dividends declared per common share	$0.45	$—	$0.45	100%
Average number of common shares outstanding:
Basic	195,445	175,081	20,364	12%
Diluted	195,445	175,081	20,364	12%

Balance Sheet Data

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,364,930	$1,665,066
Working capital	$3,440,795	$3,502,790
Total assets	$18,006,008	$18,125,483
Total debt	$3,240,245	$3,255,472
Total equity	$10,050,527	$10,017,572

Table of Content
Other Financial Data

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$177,705	$461,036
Net cash used for investing activities	$(100,237)	$(385,176)
Net cash provided by (used for) financing activities	$(379,110)	$281,386
Capital expenditures	$100,069	$158,296
EBITDA (1)	$652,836	$359,766

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

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper refineries. The refinery operations of the Parco and Casper refineries are included for the period March 14, 2022 (date of acquisition) through March 31, 2023. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended March 31,
	2023	2022 (8)
Mid-Continent Region
Crude charge (BPD) (1)	211,390	290,200
Refinery throughput (BPD) (2)	231,260	305,390
Sales of produced refined products (BPD) (3)	205,010	280,260
Refinery utilization (4)	81.3%	111.6%

Average per produced barrel (5)
Refinery gross margin	$20.34	$9.32
Refinery operating expenses (6)	9.37	6.02
Net operating margin	$10.97	$3.30

Refinery operating expenses per throughput barrel (7)	$8.31	$5.53

Table of Content

	Three Months Ended March 31,
	2023	2022 (8)
Mid-Continent Region
Feedstocks:
Sweet crude oil	65%	63%
Sour crude oil	15%	14%
Heavy sour crude oil	11%	18%
Other feedstocks and blends	9%	5%
Total	100%	100%

Sales of produced refined products:
Gasolines	49%	50%
Diesel fuels	29%	33%
Jet fuels	8%	7%
Fuel oil	1%	1%
Asphalt	4%	3%
Base oils	5%	4%
LPG and other	4%	2%
Total	100%	100%

West Region
Crude charge (BPD) (1)	287,110	234,880
Refinery throughput (BPD) (2)	326,870	259,340
Sales of produced refined products (BPD) (3)	310,950	241,910
Refinery utilization (4)	68.7%	70.6%

Average per produced barrel (5)
Refinery gross margin	$25.92	$16.61
Refinery operating expenses (6)	12.32	9.33
Net operating margin	$13.60	$7.28

Refinery operating expenses per throughput barrel (7)	$11.72	$8.70

Feedstocks:
Sweet crude oil	32%	23%
Sour crude oil	40%	55%
Heavy sour crude oil	11%	7%
Black wax crude oil	5%	6%
Other feedstocks and blends	12%	9%
Total	100%	100%

Sales of produced refined products:
Gasolines	57%	52%
Diesel fuels	31%	27%
Jet fuels	4%	6%
Fuel oil	2%	10%
Asphalt	2%	2%
LPG and other	4%	3%
Total	100%	100%

Table of Content

	Three Months Ended March 31,
	2023	2022 (8)
Consolidated
Crude charge (BPD) (1)	498,500	525,080
Refinery throughput (BPD) (2)	558,130	564,730
Sales of produced refined products (BPD) (3)	515,960	522,170
Refinery utilization (4)	73.5%	88.6%

Average per produced barrel (5)
Refinery gross margin	$23.70	$12.69
Refinery operating expenses (6)	11.15	7.55
Net operating margin	$12.55	$5.14

Refinery operating expenses per throughput barrel (7)	$10.31	$6.98

Feedstocks:
Sweet crude oil	46%	45%
Sour crude oil	30%	32%
Heavy sour crude oil	10%	13%
Black wax crude oil	3%	3%
Other feedstocks and blends	11%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	54%	51%
Diesel fuels	30%	31%
Jet fuels	6%	6%
Fuel oil	1%	5%
Asphalt	3%	2%
Base oils	2%	2%
LPG and other	4%	3%
Total	100%	100%

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
(4)Represents crude charge divided by total crude capacity (BPSD). Our consolidated crude capacity is 678,000 BPSD.
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
(8)We acquired the Parco and Casper refineries on March 14, 2022. Refining operating data for the three months ended March 31, 2022 includes crude oil and feedstocks processed and refined products sold at our Parco and Casper refineries for the period March 14, 2022 through March 31, 2022 only, averaged over the 90 days in the three months ended March 31, 2022.

Table of Content
Renewables Segment Operating Data

The following table sets forth information about our renewables operations and includes our Sinclair RDU for the period March 14, 2022 (the date of acquisition) through March 31, 2023.

	Three Months Ended March 31,
	2023	2022
Renewables
Sales volumes (in thousand gallons)	46,012	4,943
Average per produced gallon (1)
Renewables gross margin	$0.77	$0.63
Renewables operating expenses (2)	0.68	5.48
Net operating margin	$0.09	$(4.85)

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

Marketing Segment Operating Data

The following table sets forth information about our marketing operations and includes our Sinclair branded fuel business for the period March 14, 2022 (the date of acquisition) through March 31, 2023.

	Three Months Ended March 31,
	2023 (1)	2022
Marketing
Number of branded sites at period end	1,511	1,323
Sales volumes (in thousand gallons)	328,407	84,913
Margin per gallon of sales (2)	$0.04	$0.07

(1)Includes non-Sinclair branded sites from legacy HollyFrontier agreements.
(2)Represents average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended March 31,
	2023	2022
Lubricants and Specialty Products
Sales of produced refined products (BPD)	31,790	35,010

Sales of produced refined products:
Finished products	50%	51%
Base oils	29%	30%
Other	21%	19%
Total	100%	100%

Effective the first quarter of 2023, management views the Lubricants and Specialty Products segment as an integrated business of processing feedstocks into base oils and processing base oils into finished lubricant products along with the packaging, distribution and sales to customers.

Table of Content
Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Summary
Net income attributable to HF Sinclair stockholders for the three months ended March 31, 2023 was $353.3 million ($1.79 per basic and diluted share), a $193.3 million increase compared to net income of $160.0 million ($0.90 per basic and diluted share) for the three months ended March 31, 2022. The increase in net income was principally driven by higher refinery gross margins. Lower of cost or market inventory reserve adjustments related to our renewables inventories decreased pre-tax earnings by $47.6 million for the three months ended March 31, 2023. Refinery gross margins for the three months ended March 31, 2023 increased to $23.70 per produced barrel sold from $12.69 for the three months ended March 31, 2022.

Sales and Other Revenues
Sales and other revenues increased 1% from $7,458.8 million for the three months ended March 31, 2022 to $7,565.1 million for the three months ended March 31, 2023 principally due to increased sales prices, partially offset by lower refined product sales volumes. Sales and other revenues included $937.4 million, $733.7 million and $202.4 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended March 31, 2023. Sales and other revenues included $277.0 million, $753.6 million and $28.3 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended March 31, 2022.

Cost of Products Sold
Total cost of products sold decreased 5% from $6,493.5 million for the three months ended March 31, 2022 to $6,151.7 million for the three months ended March 31, 2023 principally due to lower crude oil costs and lower refined product sales volumes. During the first quarter of 2023, we recognized a lower of cost or market inventory valuation adjustment charge related to our renewables inventories of $47.6 million as compared to a benefit of $8.6 million for the three months ended March 31, 2022. Within our Lubricants and Specialty Products segment, FIFO impact was a charge of $13.9 million for the three months ended March 31, 2023 and a benefit of $58.4 million for the three months ended March 31, 2022.

Gross Refinery Margins
Gross refinery margin per produced barrel sold increased 87% from $12.69 for the three months ended March 31, 2022 to $23.70 for the three months ended March 31, 2023. The increase was due to higher average per barrel sold sales prices and lower crude oil and feedstock prices during the three months ended March 31, 2023. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 34% from $477.4 million for the three months ended March 31, 2022 to $639.4 million for the three months ended March 31, 2023 primarily due to our acquisition of the Acquired Sinclair Businesses and higher purchased fuel costs in the current period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 13% from $110.4 million for the three months ended March 31, 2022 to $95.9 million for the three months ended March 31, 2023 primarily due to lower professional services and legal costs as compared to the prior period. We incurred $3.9 million and $25.0 million in acquisition integration and regulatory costs during the three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 20% from $144.6 million for the three months ended March 31, 2022 to $174.0 million for the three months ended March 31, 2023. This increase was due principally to depreciation and amortization attributable to the Acquired Sinclair Businesses and newly capitalized projects related to our renewable diesel units.

Interest Income
Interest income was $19.9 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022. The increase in interest income was primarily due to the increase in the average cash balance and higher interest rates on cash investments.

Table of Content

Interest Expense
Interest expense was $45.8 million for the three months ended March 31, 2023 compared to $34.9 million for the three months ended March 31, 2022. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027 and higher market interest rates on HEP’s revolving credit facility during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, interest expense attributable to our HEP segment was $26.0 million and $13.6 million, respectively.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes was a net gain of $0.9 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, gain on foreign currency transactions included a gain of $0.1 million and a loss of $6.4 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended March 31, 2023, we recorded an income tax expense of $99.7 million compared to $21.3 million for the three months ended March 31, 2022. This increase was principally due to higher pre-tax income during the three months ended March 31, 2023 compared to the same period of 2022. Our effective tax rates were 20.6% and 10.3% for the three months ended March 31, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transaction.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2023, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $2.3 million under the HF Sinclair Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the three months ended March 31, 2023, HEP had net repayments of $16.5 million under the HEP Credit Agreement. At March 31, 2023, HEP was in compliance with all of its covenants, had outstanding borrowings of $651.5 million and no outstanding letters of credit under the HEP Credit Agreement.

See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Table of Content
Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and selective acquisition of complementary assets for our operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under our share repurchase program.

Our standalone (excluding HEP) liquidity was approximately $3.01 billion at March 31, 2023, consisting of cash and cash equivalents of $1.36 billion and an undrawn $1.65 billion credit facility.

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

In September 2022, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors.

During the three months ended March 31, 2023, we made open market and privately negotiated purchases of 4,793,857 shares for $240.3 million under our share repurchase program, of which 1,969,279 shares were repurchased for $100.0 million pursuant to privately negotiated repurchases from REH Company. As of March 31, 2023, we had remaining authorization to repurchase up to $419.8 million under this share repurchase program. We did not repurchase any shares in April 2023.

Cash Flows – Operating Activities

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net cash flows provided by operating activities were $177.7 million for the three months ended March 31, 2023 compared to $461.0 million for the three months ended March 31, 2022, a decrease of $283.3 million driven by higher turnaround spend in the quarter. Changes in working capital decreased operating cash flows by $291.3 million for the three months ended March 31, 2023 and increased operating cash flows by $213.7 million for the three months ended March 31, 2022. Additionally, for the three months ended March 31, 2023, turnaround expenditures were $163.7 million compared to $45.2 million for the three months ended March 31, 2022.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
For the three months ended March 31, 2023, our net cash flows used for investing activities were $100.2 million. Cash expenditures for properties, plants and equipment for the three months ended March 31, 2023 were $100.1 million, which include HEP capital expenditures of $7.6 million for the three months ended March 31, 2023.

For the three months ended March 31, 2022, our net cash flows used for investing activities were $385.2 million. On March 14, 2022, we closed the Sinclair Transactions and paid cash of $231.2 million. The remainder of the purchase consideration was funded with the issuance of HF Sinclair common stock and HEP common units. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on the Sinclair Transactions. Cash expenditures for properties, plants and equipment for the three months of ended March 31, 2022 were $158.3 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $14.1 million for the three months ended March 31, 2022.

Table of Content
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

Expected capital and turnaround cash spending for 2023 is as follows.

	Expected Cash Spending Range
	(In millions)
HF Sinclair Capital Expenditures
Refining	$250.0	$280.0
Renewables	25.0	35.0
Lubricants and Specialty Products	35.0	50.0
Marketing	20.0	30.0
Corporate	50.0	80.0
Turnarounds and catalyst	530.0	630.0
Total HF Sinclair	910.0	1,105.0

HEP
Maintenance	25.0	35.0
Expansion and joint venture investment	5.0	10.0
Total HEP	30.0	45.0
Total	$940.0	$1,150.0

Cash Flows – Financing Activities

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
For the three months ended March 31, 2023, our net cash flows used for financing activities were $379.1 million. During the three months ended March 31, 2023, we repurchased $245.6 million of our common stock and paid $88.0 million in dividends. During the three months ended March 31, 2023, HEP had net repayments of $16.5 million under the HEP Credit Agreement and paid distributions of $26.0 million to noncontrolling interests.

For the three months ended March 31, 2022, our net cash flows provided by financing activities were $281.4 million. During the three months ended March 31, 2022, HEP had net borrowings of $301.5 million under the HEP Credit Agreement and paid distributions of $17.0 million to noncontrolling interests.

Table of Content

Contractual Obligations and Commitments

HF Sinclair Corporation

There were no significant changes to our long-term contractual obligations during the three months ended March 31, 2023.

HEP

During the three months ended March 31, 2023, HEP had net repayments of $16.5 million resulting in $651.5 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2023.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include the use of the last-in, first-out (“LIFO”) method of valuing certain inventories, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses.

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

Our renewables inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $108.7 million and $61.2 million at March 31, 2023 and December 31, 2022, respectively. A new market reserve of $108.7 million as of March 31, 2023 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $47.6 million for the three months ended March 31, 2023.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

At March 31, 2023, the LIFO value of our refining inventories was equal to cost.

Table of Content
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

As of March 31, 2023, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2023	2024	Unit of Measure

NYMEX futures (WTI) - short	1,790,000	1,790,000	—	Barrels
Forward gasoline and diesel contracts - long	145,000	145,000	—	Barrels
Forward diesel contracts - short	100,000	100,000	—	Barrels
Foreign currency forward contracts	428,211,705	322,227,146	105,984,559	U.S. dollar
Forward commodity contracts (platinum) (1)	36,969	14,550	22,419	Troy ounces
Natural gas price swaps (basis spread) - long	3,850,000	3,850,000	—	MMBTU
Natural gas collar contracts	22,000,000	22,000,000	—	MMBTU

(1)Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

Table of Content
The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at March 31,
	2023	2022
	(In thousands)
10% increase in underlying commodity prices	$(10,696)	$(20,849)
10% decrease in underlying commodity prices	$10,290	$20,849

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2023 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier and HF Sinclair Senior Notes	$1,707,827	$1,677,864	$29,993

HEP Senior Notes	$900,000	$866,860	$22,254

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2023, outstanding borrowings under the HEP Credit Agreement were $651.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income attributable to HF Sinclair stockholders	$353,266	$159,974
Add interest expense	45,822	34,859
Subtract interest income	(19,935)	(997)
Add income tax expense	99,700	21,329
Add depreciation and amortization	173,983	144,601
EBITDA	652,836	359,766

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

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per barrel amounts)
Consolidated
Refining segment sales and other revenues	$6,718,615	$6,506,167
Refining segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	5,617,911	5,909,610
Refining segment gross margin	$1,100,704	$596,557

Refining segment operating expenses	$517,820	$354,972

Produced barrels sold (BPD)	515,960	522,170

Refinery gross margin per produced barrel sold	$23.70	$12.69
Less average refinery operating expenses per produced barrel sold	11.15	7.55
Net operating margin per produced barrel sold	$12.55	$5.14

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

	Three Months Ended March 31,
	2023	2022
	(In thousands, except for per gallon amounts)
Renewables segment sales and other revenues	$298,016	$47,367
Renewables segment cost of products sold	262,738	44,271
Lower of cost or market inventory adjustment	47,597	(8,551)
	(12,319)	11,647
Add (subtract) lower of cost or market inventory adjustment	47,597	(8,551)
Renewables gross margin	$35,278	$3,096

Renewables operating expense	$31,371	$27,096
Produced gallons sold (in thousand gallons)	46,012	4,943

Renewables gross margin per produced gallon sold	$0.77	$0.63
Less operating expense per produced gallon sold	0.68	5.48
Net operating margin per produced gallon sold	$0.09	$(4.85)

Table of Content
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

Reconciliation of marketing gross margin to gross margin per gallon sold

	Three Months Ended March 31,
	2023	2022
	(In thousands, except for per gallon amounts)
Marketing segment sales and other revenues	$937,385	$277,041
Marketing segment cost of products sold	924,049	271,131
Marketing gross margin	$13,336	$5,910

Sales volumes (in thousand gallons)	328,407	84,913

Marketing segment gross margin per gallon sold	$0.04	$0.07

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Table of Content

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

Item 1A.Risk Factors

Except as described below, there have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully consider the risk factors discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There can be no assurances that we will enter into a definitive agreement with HEP related to our proposal to acquire all of HEP’s common units that we or our affiliates do not already own, or that we will complete any transactions contemplated by such an agreement.

On May 3, 2023, we submitted a non-binding proposal to acquire all of the outstanding common units (“Common Units”) of HEP not beneficially owned by us or our affiliates in exchange for common stock, par value $0.01 per share (“Common Stock”), of HF Sinclair. Under the proposal, HEP unitholders would receive newly issued shares of Common Stock at a fixed exchange ratio of 0.3714 per each publicly held Common Unit, which was derived using the 30-day volume weighted average prices for each security as of market close on May 3, 2023 (the “Proposed HEP Transaction”). The proposal has been made to the board of directors of the ultimate general partner of HEP. The Proposed HEP Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Table of Content
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the first quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2023	511,716	$51.60	511,716	$635,369,482
February 2023	692,357	$53.10	692,357	$598,235,301
March 2023	3,589,784	$49.35	3,589,784	$419,766,383
Total for January to March 2023	4,793,857		4,793,857

(1) In September 2022, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This program may be discontinued at any time by our Board of Directors.

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

10.1
Stock Purchase Agreement, by and among HF Sinclair Corporation and REH Company, dated as of March 2, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 3, 2023, File No. 1-41325.

10.2†
Ninth Amended and Restated Master Throughput Agreement, dated as of February 27, 2023, by and between Holly Energy Partners – Operating, L.P. and HF Sinclair Refining & Marketing LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 1, 2023, File No. 1-41325).

10.3
Second Amended and Restated Transportation Services Agreement, dated as of February 23, 2023, by and between UNEV Pipeline, LLC and HF Sinclair Refining & Marketing LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed March 1, 2023, File No. 1-41325).

10.4*
Third Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated effective January 1, 2023, by and between HF Sinclair El Dorado Refining LLC, HF Sinclair Woods Cross Refining LLC and Holly Energy Partners - Operating L.P.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

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

HF SINCLAIR CORPORATION
(Registrant)

Date: May 5, 2023	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2023	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)