Form 10-Q
period 2023-06-30
HF Sinclair Corp
filed 2023-08-03
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
184,113,437 shares of Common Stock, par value $.01 per share, were outstanding on August 2, 2023.

Table of Content
HF SINCLAIR CORPORATION

Table of Content
FORWARD-LOOKING STATEMENTS

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions (the “Sinclair Transactions”) of Sinclair Oil Corporation (now known as Sinclair Oil LLC) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “REH Company”).

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include Sinclair Holding LLC, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to June 30, 2023 includes the combined business operations of HollyFrontier and its consolidated subsidiaries and the Acquired Sinclair Businesses.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•the negotiation and execution, and the terms and conditions, of a definitive agreement relating to our non-binding proposal to acquire all of the outstanding common units of HEP not owned by us or our affiliates (the “Proposed HEP Transaction”) and the ability of HF Sinclair or HEP to enter into or consummate such agreement;
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
•the demand for and supply of crude oil and refined products, including uncertainty regarding the increasing societal expectations that companies address climate change;
•risks and uncertainties with respect to the actions of actual or potential competitive suppliers and transporters of refined petroleum products or lubricant and specialty products in our markets;
•the spread between market prices for refined products and market prices for crude oil;
•the possibility of constraints on the transportation of refined products or lubricant and specialty products;
•the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines, whether due to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, infection in the workforce, weather events, global health events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our

Table of Content
operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
•the effects of current and/or future governmental and environmental regulations and policies, including increases in interest rates;
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
•general economic conditions, including economic slowdowns caused by a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our and HEP’s Securities Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and in conjunction with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s Renewable Fuel Standard regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$7,845 and $10,917, respectively)	$1,614,618	$1,665,066

Accounts receivable: Product, transportation and other (HEP: $13,570 and $16,344, respectively)	1,460,850	1,626,199
Crude oil resales	169,769	76,950
	1,630,619	1,703,149
Inventories: Crude oil and refined products	2,878,185	2,853,425
Materials, supplies and other (HEP: $1,370 and $1,246, respectively)	380,423	361,103
	3,258,608	3,214,528
Income taxes receivable	111,906	53,563
Prepayments and other (HEP: $4,564 and $5,699, respectively)	77,065	112,013
Total current assets	6,692,816	6,748,319

Properties, plants and equipment, at cost (HEP: $2,200,297 and $2,173,248, respectively)	10,312,656	10,146,652
Less accumulated depreciation (HEP: $(804,084) and $(761,210), respectively)	(3,684,833)	(3,457,747)
	6,627,823	6,688,905
Operating lease right-of-use assets (HEP: $64,456 and $66,382, respectively)	318,167	351,068

Other assets: Turnaround costs (HEP: $22,454 and $24,154, respectively)	600,782	376,158
Goodwill (HEP: $431,985 and $431,985, respectively)	2,978,546	2,978,315
Intangibles and other (HEP: $349,719 and $360,768, respectively)	978,871	982,718
	4,558,199	4,337,191
Total assets	$18,197,005	$18,125,483

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $25,223 and $27,199, respectively)	$2,001,215	$2,334,107
Income taxes payable	4,203	7,818
Operating lease liabilities (HEP: $4,090 and $4,204, respectively)	108,513	109,926
Current debt	307,551	306,959
Accrued liabilities (HEP: $30,443 and $39,110, respectively)	466,425	486,719
Total current liabilities	2,887,907	3,245,529

Long-term debt (HEP: $1,495,442 and $1,556,334, respectively)	2,888,472	2,948,513
Noncurrent operating lease liabilities (HEP: $60,736 and $62,550, respectively)	219,963	254,215
Deferred income taxes (HEP: $339 and $374, respectively)	1,323,246	1,262,165
Other long-term liabilities (HEP: $50,845 and $55,373, respectively)	386,713	397,489

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of June 30, 2023 and December 31, 2022	2,232	2,232
Additional capital	6,480,581	6,468,775
Retained earnings	4,815,908	4,130,252
Accumulated other comprehensive loss	(13,379)	(22,013)
Common stock held in treasury, at cost – 30,918,109 and 26,152,344 shares as of June 30, 2023 and December 31, 2022, respectively	(1,576,390)	(1,335,431)
Total HF Sinclair stockholders’ equity	9,708,952	9,243,815
Noncontrolling interest	781,752	773,757
Total equity	10,490,704	10,017,572
Total liabilities and equity	$18,197,005	$18,125,483

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of June 30, 2023 and December 31, 2022. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales and other revenues	$7,833,646	$11,162,160	$15,398,788	$18,620,910
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,273,605	8,579,915	12,377,662	15,081,927
Lower of cost or market inventory valuation adjustment	(7,863)	34,543	39,734	25,992
	6,265,742	8,614,458	12,417,396	15,107,919
Operating expenses (exclusive of depreciation and amortization)	546,800	606,127	1,186,183	1,083,561
Selling, general and administrative expenses (exclusive of depreciation and amortization)	127,388	110,875	223,301	221,297
Depreciation and amortization	189,360	164,044	363,343	308,645
Total operating costs and expenses	7,129,290	9,495,504	14,190,223	16,721,422
Income from operations	704,356	1,666,656	1,208,565	1,899,488
Other income (expense):
Earnings of equity method investments	3,545	5,447	7,427	9,073
Interest income	17,591	1,844	37,526	2,841
Interest expense	(46,982)	(38,961)	(92,804)	(73,820)
Gain (loss) on foreign currency transactions	748	(905)	1,618	(766)
Gain on sale of assets and other	1,152	2,320	2,783	6,215
	(23,946)	(30,255)	(43,450)	(56,457)
Income before income taxes	680,410	1,636,401	1,165,115	1,843,031
Income tax expense:
Current	100,429	342,836	184,824	389,099
Deferred	45,496	40,657	60,801	15,723
	145,925	383,493	245,625	404,822
Net income	534,485	1,252,908	919,490	1,438,209
Less net income attributable to noncontrolling interest	26,824	31,646	58,563	56,973
Net income attributable to HF Sinclair stockholders	$507,661	$1,221,262	$860,927	$1,381,236
Earnings per share:
Basic	$2.62	$5.43	$4.40	$6.86
Diluted	$2.62	$5.43	$4.40	$6.86
Average number of common shares outstanding:
Basic	192,348	222,952	193,888	199,149
Diluted	192,348	222,952	193,888	199,149

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$534,485	$1,252,908	$919,490	$1,438,209
Other comprehensive income (loss):
Foreign currency translation adjustment	9,852	(17,886)	12,778	(16,165)
Hedging instruments:
Change in fair value of cash flow hedging instruments	—	—	270	(4,962)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	(271)	—	(270)	5,288
Net unrealized gain (loss) on hedging instruments	(271)	—	—	326
Pension and other post-retirement benefit obligations:
Pension plans gain reclassified to net income	(45)	(45)	(90)	(90)
Post-retirement healthcare plans gain reclassified to net income	(918)	(870)	(1,836)	(1,740)
Retirement restoration plan loss reclassified to net income	3	9	6	18
Net change in pension and other post-retirement benefit obligations	(960)	(906)	(1,920)	(1,812)
Other comprehensive income (loss) before income taxes	8,621	(18,792)	10,858	(17,651)
Income tax expense (benefit)	1,777	(3,996)	2,224	(3,771)
Other comprehensive income (loss)	6,844	(14,796)	8,634	(13,880)
Total comprehensive income	541,329	1,238,112	928,124	1,424,329
Less noncontrolling interest in comprehensive income	26,824	31,646	58,563	56,973
Comprehensive income attributable to HF Sinclair stockholders	$514,505	$1,206,466	$869,561	$1,367,356

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$919,490	$1,438,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,343	308,645
Lower of cost or market inventory valuation adjustment	39,734	25,992
Earnings of equity method investments, inclusive of distributions	3,053	933
Gain on sale of assets	(504)	(2,917)
Deferred income taxes	60,801	15,723
Equity-based compensation expense	14,894	14,882
Change in fair value – derivative instruments	9,270	(12,103)
(Increase) decrease in current assets:
Accounts receivable	75,586	(581,519)
Inventories	(75,361)	(622,519)
Income taxes receivable	(57,850)	81,137
Prepayments and other	24,475	(2,103)
Increase (decrease) in current liabilities:
Accounts payable	(319,691)	942,663
Income taxes payable	(3,639)	335,606
Accrued liabilities	(17,498)	92,988
Turnaround expenditures	(347,145)	(70,150)
Other, net	(21,293)	23,925
Net cash provided by operating activities	667,665	1,989,392

Cash flows from investing activities:
Additions to properties, plants and equipment	(163,986)	(294,494)
Additions to properties, plants and equipment – HEP	(16,264)	(23,246)
Acquisitions, net of cash acquired	—	(231,201)
Proceeds from sale of assets	1,682	3,341
HEP investment in Osage Pipe Line Company LLC	(3,000)	—
Distributions from equity method investments in excess of equity earnings	5,288	6,589
Net cash used for investing activities	(176,280)	(539,011)

Cash flows from financing activities:
Borrowings under credit agreements	55,000	410,000
Repayments under credit agreements	(117,000)	(529,000)
Proceeds from issuance of senior notes - HEP	—	400,000
Purchase of treasury stock	(248,031)	(110,784)
Dividends	(175,271)	(90,158)
Distributions to noncontrolling interests	(51,285)	(44,900)
Payments on finance leases	(6,206)	(5,668)
Deferred financing costs	—	(9,071)
Other, net	—	(247)
Net cash provided by (used for) financing activities	(542,793)	20,172

Effect of exchange rate on cash flow	960	(2,711)

Cash and cash equivalents:
Increase (decrease) for the period	(50,448)	1,467,842
Beginning of period	1,665,066	234,444
End of period	$1,614,618	$1,702,286

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(93,748)	$(68,942)
Income taxes, net	$(249,362)	$21,598
Increase (decrease) in accrued and unpaid capital expenditures	$(11,528)	$(34,849)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at March 31, 2023	223,231	$2,232	$6,469,814	$4,395,531	$(20,223)	30,924	$(1,576,689)	$779,862	$10,050,527
Net income	—	—	—	507,661	—	—	—	26,824	534,485
Dividends ($0.45 declared per common share)	—	—	—	(87,284)	—	—	—	—	(87,284)
Other comprehensive income, net of tax	—	—	—	—	6,844	—	—	—	6,844
Issuance of common shares under incentive compensation plans	—	—	(436)	—	—	(8)	436	—	—
Equity-based compensation	—	—	11,203	—	—	—	—	366	11,569
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	2	(137)	—	(137)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,299)	(25,299)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	223,231	$2,232	$6,480,581	$4,815,908	$(13,379)	30,918	$(1,576,390)	$781,752	$10,490,704

	Three Months Ended June 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at March 31, 2022	223,231	$2,232	$6,486,994	$1,623,486	$3,587	2	$(73)	$760,751	$8,876,977
Net income	—	—	—	1,221,262	—	—	—	31,646	1,252,908
Dividends ($0.40 declared per common share)	—	—	—	(90,158)	—		—	—	(90,158)
Other comprehensive loss, net of tax	—	—	—	—	(14,796)	—	—	—	(14,796)
Issuance of common shares under incentive compensation plans	—	—	(324)	—	—	(12)	324	—	—
Equity-based compensation	—	—	6,431	—	—	—	—	620	7,051
Purchase of treasury stock	—	—	—	—	—	2,733	(132,451)	—	(132,451)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(27,897)	(27,897)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(20)	(20)
Equity attributable to HEP common unit issuance, net of tax	—	—	—	—	—	—	—	(79)	(79)
Acquisition of remaining UNEV interests	—	—	3,198	—	—	—	—	177	3,375
Balance at June 30, 2022	223,231	$2,232	$6,496,299	$2,754,590	$(11,209)	2,723	$(132,200)	$765,198	$9,874,910

	Six Months Ended June 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2022	223,231	$2,232	$6,468,775	$4,130,252	$(22,013)	26,152	$(1,335,431)	$773,757	$10,017,572
Net income	—	—	—	860,927	—	—	—	58,563	919,490
Dividends ($0.90 declared per common share)	—	—	—	(175,271)	—	—	—	—	(175,271)
Other comprehensive income, net of tax	—	—	—	—	8,634	—	—	—	8,634
Issuance of common shares under incentive compensation plans	—	—	(2,370)	—	—	(46)	2,370	—	—
Equity based compensation	—	—	14,176	—	—	—	—	718	14,894
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	4,812	(243,329)	—	(243,329)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(51,285)	(51,285)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	223,231	$2,232	$6,480,581	$4,815,908	$(13,379)	30,918	$(1,576,390)	$781,752	$10,490,704

	Six Months Ended June 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2021	256,046	$2,560	$4,220,075	$4,413,836	$2,671	93,045	$(2,951,257)	$606,580	$6,294,465
Net income	—	—	—	1,381,236	—	—	—	56,973	1,438,209
Dividends ($0.40 declared per common share)	—	—	—	(90,158)	—	—	—	—	(90,158)
Other comprehensive loss, net of tax	—	—	—	—	(13,880)	—	—	—	(13,880)
Issuance of common shares for HFC Transactions	60,230	602	2,148,406	—	—	—	—	—	2,149,008
Issuance of common shares under incentive compensation plans	—	—	(606)	—	—	(19)	606	—	—
Equity-based compensation	—	—	13,642	—	—	—	—	1,240	14,882
Purchase of treasury stock	—	—	—	—	—	2,742	(132,803)	—	(132,803)
Retirement of treasury stock	(93,045)	(930)	—	(2,950,324)	—	(93,045)	2,951,254	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(44,900)	(44,900)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(77)	(77)
Equity attributable to HEP common unit issuance, net of tax	—	—	95,047	—	—	—	—	223,392	318,439
Acquisition of remaining UNEV interests	—	—	19,735	—	—	—	—	(78,010)	(58,275)
Balance at June 30, 2022	223,231	$2,232	$6,496,299	$2,754,590	$(11,209)	2,723	$(132,200)	$765,198	$9,874,910

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HollyFrontier”) and Holly Energy Partners, L.P. (“HEP”) announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “REH Company”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HollyFrontier, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), REH Company, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of REH Company (the “Target Company”), HF Sinclair completed its previously announced acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HollyFrontier merged with and into Parent Merger Sub, with HollyFrontier surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby REH Company contributed all of the equity interests of the Target Company to HF Sinclair in exchange for 60,230,036 shares of HF Sinclair common stock, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (the “HFC Transactions”). At the effective time of the HFC Merger, HollyFrontier became a wholly owned subsidiary of HF Sinclair, and all of HollyFrontier’s outstanding shares were automatically converted into equivalent corresponding shares of HF Sinclair. Pursuant to the HFC Merger, HF Sinclair became the successor issuer to HollyFrontier pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended, and replaced HollyFrontier as the public company trading on the New York Stock Exchange under the symbol “DINO.” See Note 2 and Note 4 for additional information.

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include Sinclair Holding LLC, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to June 30, 2023 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,500 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. At June 30, 2023, we owned a 47% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
On May 3, 2023, we submitted a non-binding proposal to acquire all of the outstanding common units (“Common Units”) of HEP not owned by us or our affiliates (the “Proposed HEP Transaction”). The proposal has been made to the board of directors of the ultimate general partner of HEP. The Proposed HEP Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2023, the consolidated results of income, comprehensive income and statements of equity for the three and six months ended June 30, 2023 and 2022 and consolidated cash flows for the six months ended June 30, 2023 and 2022 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 that has been filed with the SEC.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $7.1 million at June 30, 2023 and $7.7 million at December 31, 2022.

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
(Unaudited) Continued
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

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the consolidated statements of income. Such adjustments are not recorded to the Lubricants and Specialty Products segment operations, but to Corporate and Other. See Note 15 for additional information on our segments.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
For the six months ended June 30, 2023, we recorded an income tax expense of $245.6 million compared to $404.8 million for the six months ended June 30, 2022. This decrease was principally due to lower pre-tax income during the six months ended June 30, 2023 compared to the same period of 2022. Our effective tax rates were 21.1% and 22.0% for the six months ended June 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2023 and 2022, we received proceeds of $12.3 million and $21.3 million, respectively, and subsequently repaid $13.4 million and $21.4 million, respectively, under these sell / buy transactions.

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

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to REH Company, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HollyFrontier’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. Pursuant to the Business Combination Agreement, REH Company made a $77.5 million cash payment to HF Sinclair, inclusive of final working capital adjustments, which reduced the aggregate transaction value to approximately $2,072 million. Of the 60,230,036 shares of HF Sinclair common stock, 2,570,000 shares are currently held in escrow to secure REH Company’s RINs credit obligations under Section 6.22 of the Business Combination Agreement. Additionally, on the Closing Date, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, REH Company’s integrated crude and refined products midstream business, and issued 21,000,000 common limited partner units and paid cash consideration of $329.0 million, inclusive of final working capital adjustments, to REH Company in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of these 21,000,000 common limited partner units, 5,290,000 units were held in escrow and were released to REH Company in April 2023 upon their satisfaction of the corresponding RINs credit obligations to HF Sinclair to secure REH Company’s RINs credit obligations under Section 6.22 of the Business Combination Agreement.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The following tables present the purchase consideration and final purchase price allocation of the assets acquired and liabilities assumed on March 14, 2022:

Purchase Consideration (in thousands except for per share amounts)
Shares of HF Sinclair common stock issued	60,230
Closing price per share of HFC common stock (1)	$35.68
Purchase consideration paid in HF Sinclair common stock	2,149,008
Shares of HEP common units issued to Sinclair	21,000
Closing price per share of HEP common units (2)	$16.62
Purchase consideration paid in HEP common units	349,020
Total equity consideration	2,498,028
Cash consideration paid by HEP	328,955
Cash consideration received by HF Sinclair	(77,507)
Total cash consideration	251,448
Total purchase consideration	$2,749,476

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

During the three months ended June 30, 2023, we purchased RINs for an aggregate amount of $11.8 million on behalf of REH Company from third parties at applicable market prices in connection with our provision of services to REH Company under the transition services agreement that we and REH Company entered into at the closing of the Sinclair Transactions. We acted as an agent in these RINs transactions and did not recognize sales or cost of products sold as a result. During the three and six months ended June 30, 2023, we recognized sales of $5.6 million and $21.2 million, respectively, related to the sale of RINs to REH Company based on applicable market prices.

All other fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The fair values of all other current receivable and payables were equivalent to their carrying values due to their short-term nature.

We incurred $3.5 million and $12.5 million for the three months ended June 30, 2023 and 2022, respectively, and $7.4 million and $37.5 million for the six months ended June 30, 2023 and 2022, respectively, in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of income.

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and / or operates logistic and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of June 30, 2023, HEP owned a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa West and Tulsa East facilities (collectively, the “Tulsa refineries”); a 25.06% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
At June 30, 2023, we owned a 47% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore as HEP's primary beneficiary, we consolidate HEP.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 80% of HEP’s total revenues for the six months ended June 30, 2023. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

STC Acquisition

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2024 through 2037. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of July 1, 2023, these agreements require minimum annualized payments to HEP of $496.5 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of income reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease revenues	$4,462	$3,874	$8,712	$7,157
Sales-type lease interest income	$208	$629	$831	$1,261
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$542	$708	$863	$1,069

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$4,725,169	$7,783,925	$9,233,063	$13,084,961
Specialty lubricant products (2)	635,375	748,099	1,315,237	1,430,140
Asphalt, fuel oil and other products (3)	572,520	538,545	1,012,859	977,727
Total refined product revenues	5,933,064	9,070,569	11,561,159	15,492,828
Excess crude oil revenues (4)	621,750	571,874	1,332,647	1,254,471
Renewable diesel revenues (5)	175,063	115,939	377,476	144,252
Transportation and logistics services	29,833	25,233	56,249	53,177
Marketing revenues (6)	1,040,933	1,336,302	1,978,318	1,613,343
Other revenues (7)	33,003	42,243	92,939	62,839
Total sales and other revenues	$7,833,646	$11,162,160	$15,398,788	$18,620,910

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,276,837	$4,145,654	$4,283,993	$7,055,122
Southwest	890,586	1,464,245	1,723,288	2,527,349
Rocky Mountains	2,207,770	2,806,262	4,405,597	4,664,749
Northeast	233,695	274,422	497,599	517,859
Canada	254,952	290,474	505,676	544,433
Europe, Asia and Latin America	69,224	89,512	145,006	183,316
Total refined product revenues	$5,933,064	$9,070,569	$11,561,159	$15,492,828

(1)Transportation fuels revenues are attributable to our Refining segment wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenues include revenues attributable to our Refining and Lubricants and Specialty Products segments of $522.2 million and $50.3 million, respectively, for the three months ended June 30, 2023, $909.0 million and $103.8 million, respectively, for the six months ended June 30, 2023, $443.4 million and $95.1 million, respectively, for the three months ended June 30, 2022 and $811.0 million and $166.7 million, respectively, for the six months ended June 30, 2022.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Renewable diesel revenues are attributable to our Renewables segment.
(6)Marketing revenues are primarily attributable to our Marketing segment sales of branded gasoline and diesel fuel.
(7)Other revenues are principally attributable to our Refining segment.

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Balance at January 1	$10,722	$9,278
Increase	9,547	16,209
Recognized as revenue	(10,986)	(15,787)
Balance at June 30	$9,283	$9,700

As of June 30, 2023, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2032. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2023	2024	2025	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	18,859	33,127	24,978	27,714	104,678

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to HEP’s third-party contracts as of June 30, 2023 are presented below:

	Remainder of 2023	2024	2025	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$9,966	$20,656	$11,097	$50,247	$91,966

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

The carrying amounts of derivative instruments and RINs receivable and credit obligations at June 30, 2023 and December 31, 2022 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2023
Assets:
NYMEX futures contracts	$276	$276	$—	$—
Commodity price swaps	4,383	—	4,383	—
Commodity forward contracts	464	—	464	—
RINs receivable (1)	38,013	—	38,013	—
Foreign currency forward contracts	2,832	—	2,832	—
Total assets	$45,968	$276	$45,692	$—

Liabilities:
Commodity collar contracts	$10,626	$—	$10,626	$—
Commodity forward contracts	341	—	341	—
Foreign currency forward contracts	6,377	—	6,377	—
RINs credit obligations (1)	38,013	—	38,013	—
Total liabilities	$55,357	$—	$55,357	$—

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

Level 1 Instruments
Our New York Mercantile Exchange (“NYMEX”) futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Financial Instruments
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps, commodity collar contracts and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the commodity collar contracts is based on forward natural gas prices. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of foreign currency forward contracts is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. RINs credit obligations are valued based on current market RINs prices.

Nonrecurring Fair Value Measurements
During the six months ended June 30, 2023, we recognized assets and liabilities based on fair value measurements for the Sinclair Transactions (see Note 2). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$507,661	$1,221,262	$860,927	$1,381,236
Participating securities’ share in earnings (1)	4,411	11,632	7,304	14,888
Net income attributable to common shares	$503,250	$1,209,630	$853,623	$1,366,348
Average number of shares of common stock outstanding	192,348	222,952	193,888	199,149
Average number of shares of common stock outstanding assuming dilution	192,348	222,952	193,888	199,149
Basic earnings per share	$2.62	$5.43	$4.40	$6.86
Diluted earnings per share	$2.62	$5.43	$4.40	$6.86

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

NOTE 7:Stock-Based Compensation

We have a principal share-based compensation plan (the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan, the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest over a period of three years and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan which allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The compensation cost for these plans was $11.3 million and $8.4 million for the three months ended June 30, 2023 and 2022, respectively, and $14.6 million and $17.3 million for the six months ended June 30, 2023 and 2022, respectively.

Additionally, HEP maintains an equity-based compensation plan for Holly Logistic Services, L.L.C.’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s equity-based compensation plan was $0.4 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
A summary of restricted stock unit and performance share unit activity during the six months ended June 30, 2023 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2023	1,055,875	771,197
Granted (1)	77,317	49,137
Vested	(11,960)	(3,077)
Forfeited	(42,283)	(13,274)
Performance share units converted to restricted stock units	225,217	(225,217)
Outstanding at June 30, 2023	1,304,166	578,766

(1) Weighted average grant date fair value per unit	$44.51	$73.27

NOTE 8:Inventories

Inventories consist of the following components:

	June 30, 2023	December 31, 2022
	(In thousands)
Crude oil	$816,868	$818,737
Other raw materials and unfinished products (1)	809,784	842,855
Finished products (2)	1,352,418	1,252,984
Lower of cost or market reserve	(100,885)	(61,151)
Process chemicals (3)	50,402	53,900
Repair and maintenance supplies and other (4)	330,021	307,203
Total inventory	$3,258,608	$3,214,528

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our Renewables segment inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $74.0 million and $61.2 million at June 30, 2023 and December 31, 2022, respectively. A new market reserve of $74.0 million as of June 30, 2023 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of products sold totaling $34.7 million for the three months ended June 30, 2023, an increase to cost of products sold totaling $34.5 million for the three months ended June 30, 2022 and an increase to cost of products sold totaling $12.9 million and $26.0 million for the six months ended June 30, 2023 and 2022, respectively.

Our Refining segment inventories that are valued at the lower of LIFO cost or market reflect a new market reserve of $26.8 million that was established as of June 30, 2023 based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $26.8 million for both the three and six months ended June 30, 2023.

At June 30, 2023, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

We incurred expense of $2.2 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $15.4 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $198.6 million and $192.3 million at June 30, 2023 and December 31, 2022, respectively, of which $164.6 million and $170.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair Transactions were $72.2 million at the acquisition date and an associated receivable from third parties of $21.5 million. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:Debt

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2023, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

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

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At June 30, 2023, HEP was in compliance with all of its covenants, had outstanding borrowings of $606.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the Alternate Base Rate (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 0.75% to 1.75%) or (b) Adjusted Term SOFR (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 1.75% to 2.75%). In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 7.20% as of June 30, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

HollyFrontier and HF Sinclair Senior Notes
At June 30, 2023, our senior notes consisted of the following:

•$59.637 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HollyFrontier 2.625% Senior Notes”),
•$202.9 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”), and
•$74.966 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes” and, collectively, the “HollyFrontier Senior Notes”).
•$248.190 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HF Sinclair 2.625% Senior Notes”),
•$797.1 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HF Sinclair 5.875% Senior Notes”), and
•$325.034 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HF Sinclair 4.500% Senior Notes” and, collectively, the “HF Sinclair Senior Notes”).

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

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $34.2 million and $39.8 million at June 30, 2023 and December 31, 2022, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At June 30, 2023, there were no letters of credit outstanding under such credit facilities.

HEP Senior Notes
At June 30, 2023, HEP’s senior notes consisted of the following:

•$400.0 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”), and
•$500.0 million in aggregate principal amount of 5.0% HEP senior notes maturing February 2028 (the “HEP 5.0% Senior Notes”).

These HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of June 30, 2023. At any time when the HEP Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. or S&P Global Ratings and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Indebtedness under the HEP Senior Notes is guaranteed by certain of HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

The carrying amounts of long-term debt are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
HollyFrontier
2.625% Senior Notes	$59,637	$59,637
5.875% Senior Notes	202,900	202,900
4.500% Senior Notes	74,966	74,966
	337,503	337,503

HF Sinclair
2.625% Senior Notes	248,190	248,190
5.875% Senior Notes	797,100	797,100
4.500% Senior Notes	325,034	325,034
	1,370,324	1,370,324

Less current debt (1)	(307,551)	(306,959)

Unamortized discount and debt issuance costs (1)	(7,246)	(8,689)

Total HF Sinclair long-term debt	1,393,030	1,392,179

HEP Credit Agreement	606,000	668,000

HEP
5.000% Senior Notes	500,000	500,000
6.375% Senior Notes	400,000	400,000
	900,000	900,000

Unamortized discount and debt issuance costs	(10,558)	(11,666)

Total HEP long-term debt	1,495,442	1,556,334

Total long-term debt	$2,888,472	$2,948,513

(1)The HollyFrontier 2.625% Senior Notes and HF Sinclair 2.625% Senior Notes, inclusive of unamortized discount and debt issuance costs of $0.3 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively, are due October 2023 and were classified as current debt on our consolidated balance sheets.

The fair values of the senior notes are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)

HollyFrontier and HF Sinclair Senior Notes	$1,649,440	$1,655,726

HEP Senior Notes	$859,667	$852,658

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
We capitalized $1.2 million for each of the three months ended June 30, 2023 and 2022, and $2.5 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively, of interest attributable to construction projects.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Loss Recognized in OCI		Gain Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2023	2022		2023	2022
	(In thousands)
Commodity contracts	$(271)	$—	Sales and other revenues	$271	$—

Total	$(271)	$—		$271	$—

	Net Unrealized Gain Recognized in OCI		Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2023	2022		2023	2022
	(In thousands)
Commodity contracts	$—	$326	Sales and other revenues	$270	$(5,288)

Total	$—	$326		$270	$(5,288)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(In thousands)
Commodity contracts	Cost of products sold	$13,154	$(27,618)	$19,902	$(37,406)
	Operating expenses	3,648	—	(10,410)	—
	Interest expense	2,514	4,001	4,920	2,580
Foreign currency contracts	Gain (loss) on foreign currency transactions	(8,716)	12,960	(8,602)	6,530
	Total	$10,600	$(10,657)	$5,810	$(28,296)

As of June 30, 2023, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	2024	Unit of Measure
Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,375,000	1,375,000	—	Barrels
Forward gasoline and diesel contracts - long	90,000	90,000	—	Barrels
Foreign currency forward contracts	422,700,406	212,920,406	209,780,000	U.S. dollar
Forward commodity contracts (platinum)	36,969	—	36,969	Troy ounces
Natural gas price swaps (basis spread) - long	2,576,000	2,576,000	—	MMBTU
Natural gas collar contracts	14,720,000	14,720,000	—	MMBTU

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
June 30, 2023

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$276	$—	$276	$—	$—	$—
Commodity price swap contracts	4,383	—	4,383	—	—	—
Commodity collar contracts	—	—	—	10,626	—	10,626
Commodity forward contracts	464	—	464	341	—	341
Foreign currency forward contracts	2,832	—	2,832	6,377	—	6,377
	$7,955	$—	$7,955	$17,344	$—	$17,344

Total net balance			$7,955			$17,344

Balance sheet classification:	Prepayment and other		$7,955	Accrued liabilities		$17,344

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2022

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,750	$—	$2,750
Commodity price swap contracts	342	—	342	—	—	—
Commodity collar contracts	—	—	—	6,275	—	6,275
Commodity forward contracts	2,949	—	2,949	2,987	—	2,987
Foreign currency forward contracts	15,359	—	15,359	—	—	—
	$18,650	$—	$18,650	$12,012	$—	$12,012

Total net balance			$18,650			$12,012

Balance sheet classification:	Prepayment and other		$18,650	Accrued liabilities		$12,012

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
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

As of June 30, 2023, we had remaining authorization to repurchase up to $419.7 million under this share repurchase program.

On July 28, 2023, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with REH Company, pursuant to which we repurchased from REH Company 8,200,000 shares of our outstanding common stock, par value $0.01 per share, on August 2, 2023 in a privately negotiated transaction under our share repurchase program. The price paid by us under the Stock Purchase Agreement was $50.07 per share resulting in an aggregate purchase price of $410.6 million. The purchase price was funded with cash on hand. As of August 2, 2023, we had remaining authorization to repurchase up to $5.0 million under our share repurchase program.

The following table presents total open market and privately negotiated purchases of shares under our share repurchase programs for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Number of shares repurchased (1)	—	2,730,000	4,793,857	2,730,000
Cash paid for shares repurchased (in thousands)	$—	$132,282	$240,323	$132,282

(1) During the six months ended June 30, 2023, 1,969,279 shares were repurchased for $100.0 million pursuant to privately negotiated repurchases from REH Company.

During the six months ended June 30, 2023 and 2022, we withheld 18,349 and 4,990 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On August 2, 2023, our Board of Directors declared a regular quarterly dividend in the amount of $0.45 per share, payable on September 6, 2023 to holders of record of common stock on August 17, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 13:Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended June 30, 2023
Net change in foreign currency translation adjustment	$9,852	$2,076	$7,776
Net unrealized loss on hedging instruments	(271)	(66)	(205)
Net change in pension and other post-retirement benefit obligations	(960)	(233)	(727)
Other comprehensive income attributable to HF Sinclair stockholders	$8,621	$1,777	$6,844

Three Months Ended June 30, 2022
Net change in foreign currency translation adjustment	$(17,886)	$(3,775)	$(14,111)
Net change in pension and other post-retirement benefit obligations	(906)	(221)	(685)
Other comprehensive loss attributable to HF Sinclair stockholders	$(18,792)	$(3,996)	$(14,796)

Six Months Ended June 30, 2023
Net change in foreign currency translation adjustment	$12,778	$2,690	$10,088
Net change in pension and other post-retirement benefit obligations	(1,920)	(466)	(1,454)
Other comprehensive income attributable to HF Sinclair stockholders	$10,858	$2,224	$8,634

Six Months Ended June 30, 2022
Net change in foreign currency translation adjustment	$(16,165)	$(3,396)	$(12,769)
Net unrealized gain on hedging instruments	326	67	259
Net change in pension and other post-retirement benefit obligations	(1,812)	(442)	(1,370)
Other comprehensive loss attributable to HF Sinclair stockholders	$(17,651)	$(3,771)	$(13,880)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of income line item effects for reclassifications out of accumulated other comprehensive income (loss) (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Income Line Item
	Three Months Ended June 30,
	2023	2022
	(In thousands)
Hedging instruments:
Commodity price swaps	$271	$—	Sales and other revenues
	66	—	Income tax expense
	205	—	Net of tax

Other post-retirement benefit obligations:
Pension obligations	45	45	Gain on sale of assets and other
	11	11	Income tax expense
	34	34	Net of tax

Post-retirement healthcare obligations	918	870	Gain on sale of assets and other
	223	211	Income tax expense
	695	659	Net of tax

Retirement restoration plan	(3)	(9)	Gain on sale of assets and other
	(1)	(2)	Income tax expense
	(2)	(7)	Net of tax

Total reclassifications for the period	$932	$686

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Income Line Item
	Six Months Ended June 30,
	2023	2022
	(In thousands)
Hedging instruments:
Commodity price swaps	$270	$(5,288)	Sales and other revenues
	65	(1,282)	Income tax expense
	205	(4,006)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	90	90	Gain on sale of assets and other
	22	22	Income tax expense
	68	68	Net of tax

Post-retirement healthcare obligations	1,836	1,740	Gain on sale of assets and other
	445	422	Income tax expense
	1,391	1,318	Net of tax

Retirement restoration plan	(6)	(18)	Gain on sale of assets and other
	(1)	(4)	Income tax expense
	(5)	(14)	Net of tax

Total reclassifications for the period	$1,659	$(2,634)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30, 2023	December 31, 2022
	(In thousands)
Foreign currency translation adjustment	$(23,339)	$(33,427)
Unrealized loss on pension obligations	(2,751)	(2,661)
Unrealized gain on post-retirement benefit obligations	12,711	14,075
Accumulated other comprehensive loss	$(13,379)	$(22,013)

NOTE 14:Contingencies

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
During 2017 and 2019, the EPA granted the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard program requirements for the 2016 and 2018, respectively, compliance years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production are not subject to the renewable volume obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of products sold. On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross and Cheyenne refineries for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross and Cheyenne refineries for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross and Cheyenne refineries for the 2019 and 2020 compliance years. Various subsidiaries of HollyFrontier are currently pursuing legal challenges to the EPA’s decisions to reverse its grant of small refinery exemptions for the 2016 and 2018 compliance years. The first lawsuit, filed against the EPA on May 6, 2022 and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022 and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed. In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the U.S. Court of Appeals for the DC Circuit against the EPA challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, various subsidiaries of HollyFrontier intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision. It is too early to predict the outcome of these matters. We are unable to estimate the costs we may incur, if any, at this time.

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

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo, Woods Cross and Puget Sound refineries and HF Sinclair Asphalt Company LLC (“Asphalt”). Effective with the Sinclair Transactions that closed on March 14, 2022, the Refining segment includes our Parco and Casper refineries. Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

The Renewables segment represents the operations of our Cheyenne renewable diesel unit (“RDU”), which was mechanically complete in the fourth quarter of 2021 and operational in the first quarter of 2022, the pre-treatment unit at our Artesia, New Mexico facility, which was completed and operational in the first quarter of 2022 and the Artesia RDU, which was completed and operational in the second quarter of 2022. Also, effective with the Sinclair Transactions that closed on March 14, 2022, the Renewables segment includes the Sinclair RDU.

Effective with the Sinclair Transactions that closed on March 14, 2022, the Marketing segment represents branded fuel sales to Sinclair branded sites in the United States and licensing fees for the use of the Sinclair brand at additional locations throughout the country. The Marketing segment also includes branded fuel sales to non-Sinclair branded sites from legacy HollyFrontier agreements and revenues from other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of the sites located in our West and Mid-Continent regions.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The Lubricants and Specialty Products segment represents Petro-Canada Lubricants Inc.’s production operations, located in Mississauga, Ontario, that includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants and Specialty Products segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the largest suppliers of locomotive engine oil in North America. Also, the Lubricants and Specialty Products segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The HEP segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The HEP segment also includes 50% ownership interests in each of the Osage Pipeline, the Cheyenne Pipeline and Cushing Connect, and effective with the Sinclair Transactions that closed March 14, 2022, a 25.06% ownership interest in the Saddle Butte Pipeline and a 49.995% ownership interest in the Pioneer Pipeline. Revenues from the HEP segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations. Due to certain basis differences, our reported amounts for the HEP segment may not agree to amounts reported in HEP’s periodic public filings.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2023
Sales and other revenues:
Revenues from external customers	$5,901,713	$175,063	$1,040,933	$686,104	$29,833	$—	$7,833,646
Intersegment revenues	1,137,669	98,122	—	4,529	109,922	(1,350,242)	—
	$7,039,382	$273,185	$1,040,933	$690,633	$139,755	$(1,350,242)	$7,833,646
Cost of products sold (exclusive of lower of cost or market inventory)	$5,829,898	$258,806	$1,008,306	$509,724	$—	$(1,333,129)	$6,273,605
Lower of cost or market inventory valuation adjustment	$26,842	$(34,705)	$—	$—	$—	$—	$(7,863)
Operating expenses	$426,942	$24,373	$—	$64,034	$53,142	$(21,691)	$546,800
Selling, general and administrative expenses	$53,038	$1,336	$8,127	$44,914	$5,512	$14,461	$127,388
Depreciation and amortization	$112,877	$18,968	$6,016	$20,544	$26,540	$4,415	$189,360
Income (loss) from operations	$589,785	$4,407	$18,484	$51,417	$54,561	$(14,298)	$704,356
Earnings of equity method investments	$—	$—	$—	$—	$3,545	$—	$3,545
Capital expenditures	$45,187	$3,537	$6,200	$5,734	$8,650	$10,873	$80,181

Three Months Ended June 30, 2022
Sales and other revenues:
Revenues from external customers	$8,839,662	$115,939	$1,336,302	$845,024	$25,233	$—	$11,162,160
Intersegment revenues	1,448,919	78,639	—	4,917	110,537	(1,643,012)	—
	$10,288,581	$194,578	$1,336,302	$849,941	$135,770	$(1,643,012)	$11,162,160
Cost of products sold (exclusive of lower of cost or market inventory)	$8,119,285	$192,662	$1,311,333	$576,428	$—	$(1,619,793)	$8,579,915
Lower of cost or market inventory valuation adjustment	$—	$34,543		$—	$—	$—	$34,543
Operating expenses	$469,304	$29,273	$—	$74,470	$53,899	$(20,819)	$606,127
Selling, general and administrative expenses	$39,123	$1,001	$1,049	$43,555	$4,683	$21,464	$110,875
Depreciation and amortization	$102,780	$10,371	$4,418	$20,605	$26,371	$(501)	$164,044
Income (loss) from operations	$1,558,089	$(73,272)	$19,502	$134,883	$50,817	$(23,363)	$1,666,656
Earnings of equity method investments	$—	$—	$—	$—	$5,447	$—	$5,447
Capital expenditures	$36,711	$87,525	$5,309	$8,026	$9,100	$12,773	$159,444

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Six Months Ended June 30, 2023
Sales and other revenues:
Revenues from external customers	$11,566,927	$377,476	$1,978,318	$1,419,818	$56,249	$—	$15,398,788
Intersegment revenues	2,191,070	193,725	—	10,325	226,800	(2,621,920)	—
	$13,757,997	$571,201	$1,978,318	$1,430,143	$283,049	$(2,621,920)	$15,398,788
Cost of products sold (exclusive of lower of cost or market inventory)	$11,447,809	$521,544	$1,932,355	$1,047,727	$—	$(2,571,773)	$12,377,662
Lower of cost or market inventory valuation adjustment	$26,842	$12,892	$—	$—	$—	$—	$39,734
Operating expenses	$944,762	$55,744	$—	$127,627	$105,284	$(47,234)	$1,186,183
Selling, general and administrative expenses	$92,116	$2,251	$15,090	$84,178	$10,147	$19,519	$223,301
Depreciation and amortization	$216,000	$38,942	$11,887	$40,454	$51,005	$5,055	$363,343
Income (loss) from operations	$1,030,468	$(60,172)	$18,986	$130,157	$116,613	$(27,487)	$1,208,565
Earnings of equity method investments	$—	$—	$—	$—	$7,427	$—	$7,427
Capital expenditures	$112,961	$8,381	$11,455	$14,383	$16,264	$16,806	$180,250

Six Months Ended June 30, 2022
Sales and other revenues:
Revenues from external customers	$15,211,556	$144,252	$1,613,343	$1,598,582	$53,177	$—	$18,620,910
Intersegment revenues	1,583,192	97,693	—	6,368	202,791	(1,890,044)	—
	$16,794,748	$241,945	$1,613,343	$1,604,950	$255,968	$(1,890,044)	$18,620,910
Cost of products sold (exclusive of lower of cost or market inventory)	$14,028,895	$236,933	$1,582,464	$1,081,005	$—	$(1,847,370)	$15,081,927
Lower of cost or market inventory valuation adjustment	$—	$25,992	$—	$—	$—	$—	$25,992
Operating expenses	$824,276	$56,369	$—	$140,471	$96,523	$(34,078)	$1,083,561
Selling, general and administrative expenses	$73,005	$1,873	$1,189	$85,304	$8,995	$50,931	$221,297
Depreciation and amortization	$197,461	$16,171	$4,919	$41,199	$47,957	$938	$308,645
Income (loss) from operations	$1,671,111	$(95,393)	$24,771	$256,971	$102,493	$(60,465)	$1,899,488
Earnings of equity method investments	$—	$—	$—	$—	$9,073	$—	$9,073
Capital expenditures	$66,631	$186,294	$5,309	$14,395	$23,246	$21,865	$317,740

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries. References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HollyFrontier”) and its consolidated subsidiaries and do not include Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil LLC, Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to June 30, 2023 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

For the three months ended June 30, 2023, net income attributable to HF Sinclair stockholders was $507.7 million compared to $1,221.3 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, net income attributable to HF Sinclair stockholders was $860.9 million compared to $1,381.2 million for the six months ended June 30, 2022. Our results for the second quarter of 2023 were favorably impacted by healthy demand for transportation fuels, lubricants and transportation and terminal services, favorable crude spreads and constrained refined product supply. We continue to adjust our operational plans to the evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

In the Refining segment, we saw healthy refining margins in both the West and Mid-continent regions as a result of steady demand, tight supply and favorable crude spreads. The first half of 2023 included a significant number of turnarounds; with turnarounds completed at our Puget Sound, El Dorado and Woods Cross refineries in the first quarter and at our Parco and Navajo refineries during the second quarter. These turnarounds have also provided us the opportunity to execute maintenance strategies focused on improving operational reliability.

In the Renewables segment, we continued to optimize the operation of our assets and reliability.

In the Marketing segment, we continued to see strong value in the Sinclair brand as the marketing business provides a consistent sales channel with margin uplift for our produced fuels.

In the Lubricants segment, effective the first quarter of 2023, management views the Lubricants and Specialty Products segment as an integrated business of processing feedstocks into base oils and processing base oils into finished lubricant products along with the packaging, distribution and sales to customers. We successfully completed turnaround at our Mississauga plant and continued to see strong performance (excluding FIFO) driven by product mix optimization.

Table of Content
HEP Proposal
On May 3, 2023, we submitted a non-binding proposal to acquire all of the outstanding common units of HEP not owned by us or our affiliates (the “Proposed HEP Transaction”). The proposal has been made to the board of directors of the ultimate general partner of HEP. The Proposed HEP Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

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

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $200.8 million and $358.3 million for the three and six months ended June 30, 2023. At June 30, 2023, our open RINs credit obligations were $38.0 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law. As part of this Inflation Reduction Act, an excise tax of 1% tax was imposed on the fair market value of net stock repurchases made after December 31, 2022, which has been reflected in our financials.

OUTLOOK

Within our Refining segment, for the third quarter of 2023, we expect to run between 585,000 – 615,000 barrels per day of crude oil. This guidance reflects planned maintenance activities at our Casper and Tulsa refineries during the period. Refined product margins are expected to remain healthy driven by seasonal demand from the summer driving season.

Within our Renewables segment, despite weakening macroeconomic factors during the third quarter of 2023, we expect to continue to increase throughputs by optimizing our operations with the target of achieving normalized run rates by the end of 2023.

Within our Marketing segment, we expect to see 5% or more annual growth in the number of sites.

Within our Lubricants and Specialty Products segment, we expect favorable product mix, seasonal improvement for transportation lubricants demand, offset by softness in certain finished products into the third quarter of 2023. We continue to look for ways to optimize the business.

Subject to the final negotiated terms of a definitive agreement on the Proposed HEP Transaction and the discretion of the board of directors of the ultimate general partner of HEP to declare distributions, HEP expects its future cash distribution will continue as long as it remains a public company.

In September 2022, our Board of Directors authorized a new $1.0 billion share repurchase program. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. On August 2, 2023, our Board of Directors declared a regular quarterly dividend in the amount of $0.45 per share. The dividend is payable on September 6, 2023 to holders of record of common stock on August 17, 2023.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2023 and 2022 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2022
	2023	2022	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$7,833,646	$11,162,160	$(3,328,514)	(30)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,273,605	8,579,915	(2,306,310)	(27)
Lower of cost or market inventory valuation adjustment	(7,863)	34,543	(42,406)	(123)
	6,265,742	8,614,458	(2,348,716)	(27)
Operating expenses (exclusive of depreciation and amortization)	546,800	606,127	(59,327)	(10)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	127,388	110,875	16,513	15
Depreciation and amortization	189,360	164,044	25,316	15
Total operating costs and expenses	7,129,290	9,495,504	(2,366,214)	(25)
Income from operations	704,356	1,666,656	(962,300)	(58)
Other income (expense):
Earnings of equity method investments	3,545	5,447	(1,902)	(35)
Interest income	17,591	1,844	15,747	854
Interest expense	(46,982)	(38,961)	(8,021)	21
Gain (loss) on foreign currency transactions	748	(905)	1,653	(183)
Gain on sale of assets and other	1,152	2,320	(1,168)	(50)
	(23,946)	(30,255)	6,309	(21)
Income before income taxes	680,410	1,636,401	(955,991)	(58)
Income tax expense	145,925	383,493	(237,568)	(62)
Net income	534,485	1,252,908	(718,423)	(57)
Less net income attributable to noncontrolling interest	26,824	31,646	(4,822)	(15)
Net income attributable to HF Sinclair stockholders	$507,661	$1,221,262	$(713,601)	(58)%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$2.62	$5.43	$(2.81)	(52)%
Diluted	$2.62	$5.43	$(2.81)	(52)%
Cash dividends declared per common share	$0.45	$0.40	$0.05	13%
Average number of common shares outstanding:
Basic	192,348	222,952	(30,604)	(14)%
Diluted	192,348	222,952	(30,604)	(14)%

Table of Content

	Six Months Ended June 30,		Change from 2022
	2023	2022	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$15,398,788	$18,620,910	(3,222,122)	(17)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	12,377,662	15,081,927	(2,704,265)	(18)
Lower of cost or market inventory valuation adjustment	39,734	25,992	13,742	53
	12,417,396	15,107,919	(2,690,523)	(18)
Operating expenses (exclusive of depreciation and amortization)	1,186,183	1,083,561	102,622	9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	223,301	221,297	2,004	1
Depreciation and amortization	363,343	308,645	54,698	18
Total operating costs and expenses	14,190,223	16,721,422	(2,531,199)	(15)
Income from operations	1,208,565	1,899,488	(690,923)	(36)

Other income (expense):
Earnings of equity method investments	7,427	9,073	(1,646)	(18)
Interest income	37,526	2,841	34,685	1,221
Interest expense	(92,804)	(73,820)	(18,984)	26
Gain (loss) on foreign currency transactions	1,618	(766)	2,384	(311)
Gain on sale of assets and other	2,783	6,215	(3,432)	(55)
	(43,450)	(56,457)	13,007	(23)
Income before income taxes	1,165,115	1,843,031	(677,916)	(37)
Income tax expense	245,625	404,822	(159,197)	(39)
Net income	919,490	1,438,209	(518,719)	(36)
Less net income attributable to noncontrolling interest	58,563	56,973	1,590	3
Net income attributable to HollyFrontier stockholders	$860,927	$1,381,236	$(520,309)	(38)%

Earnings per share attributable to HollyFrontier stockholders:
Basic	$4.40	$6.86	$(2.46)	(36)%
Diluted	$4.40	$6.86	$(2.46)	(36)%
Cash dividends declared per common share	$0.90	$0.40	$0.50	125%
Average number of common shares outstanding:
Basic	193,888	199,149	(5,261)	(3)%
Diluted	193,888	199,149	(5,261)	(3)%

Balance Sheet Data

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,614,618	$1,665,066
Working capital	$3,804,909	$3,502,790
Total assets	$18,197,005	$18,125,483
Total debt	$3,196,023	$3,255,472
Total equity	$10,490,704	$10,017,572

Table of Content
Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net cash provided by operating activities	$489,960	$1,528,356	$667,665	$1,989,392
Net cash used for investing activities	$(76,043)	$(153,835)	$(176,280)	$(539,011)
Net cash provided by (used for) financing activities	$(163,683)	$(261,214)	$(542,793)	$20,172
Capital expenditures	$80,181	$159,444	$180,250	$317,740
EBITDA (1)	$872,337	$1,805,916	$1,525,173	$2,165,682

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

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper refineries. The refinery operations of the Parco and Casper refineries are included for the period March 14, 2022 (date of acquisition) through June 30, 2023. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022 (8)
Mid-Continent Region
Crude charge (BPD) (1)	228,300	277,930	219,890	284,030
Refinery throughput (BPD) (2)	246,570	292,570	238,960	298,950
Sales of produced refined products (BPD) (3)	240,550	279,170	222,880	279,710
Refinery utilization (4)	87.8%	106.9%	84.6%	109.2%

Average per produced barrel (5)
Refinery gross margin	$19.55	$32.53	$19.91	$20.96
Refinery operating expenses (6)	6.51	6.21	7.82	6.11
Net operating margin	$13.04	$26.32	$12.09	$14.85

Refinery operating expenses per throughput barrel (7)	$6.35	$5.92	$7.30	$5.72

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022 (8)
Mid-Continent Region
Feedstocks:
Sweet crude oil	59%	54%	62%	58%
Sour crude oil	17%	22%	16%	18%
Heavy sour crude oil	16%	19%	14%	19%
Other feedstocks and blends	8%	5%	8%	5%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	49%	49%	50%
Diesel fuels	31%	35%	30%	34%
Jet fuels	6%	5%	7%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	5%	4%	4%	3%
Base oils	4%	4%	5%	4%
LPG and other	4%	2%	4%	2%
Total	100%	100%	100%	100%

West Region
Crude charge (BPD) (1)	325,640	349,380	306,480	292,450
Refinery throughput (BPD) (2)	352,400	370,740	339,710	315,350
Sales of produced refined products (BPD) (3)	357,630	376,400	334,420	309,530
Refinery utilization (4)	77.9%	83.6%	73.3%	77.6%

Average per produced barrel (5)
Refinery gross margin	$24.01	$39.21	$24.90	$30.42
Refinery operating expenses (6)	8.74	9.10	10.40	9.19
Net operating margin	$15.27	$30.11	$14.50	$21.23

Refinery operating expenses per throughput barrel (7)	$8.87	$9.24	$10.23	$9.02

Feedstocks:
Sweet crude oil	30%	33%	31%	29%
Sour crude oil	44%	46%	42%	50%
Heavy sour crude oil	13%	10%	11%	9%
Black wax crude oil	6%	5%	6%	5%
Other feedstocks and blends	7%	6%	10%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	53%	55%	53%
Diesel fuels	28%	33%	30%	31%
Jet fuels	6%	5%	5%	5%
Fuel oil	1%	2%	2%	5%
Asphalt	3%	3%	2%	2%
LPG and other	8%	4%	6%	4%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022 (8)
Consolidated
Crude charge (BPD) (1)	553,940	627,310	526,370	576,480
Refinery throughput (BPD) (2)	598,970	663,310	578,670	614,300
Sales of produced refined products (BPD) (3)	598,180	655,570	557,300	589,240
Refinery utilization (4)	81.7%	92.5%	77.6%	90.5%

Average per produced barrel (5)
Refinery gross margin	$22.22	$36.36	$22.90	$25.93
Refinery operating expenses (6)	7.84	7.87	9.37	7.73
Net operating margin	$14.38	$28.49	$13.53	$18.20

Refinery operating expenses per throughput barrel (7)	$7.83	$7.77	$9.02	$8.25

Feedstocks:
Sweet crude oil	42%	42%	44%	43%
Sour crude oil	33%	36%	32%	34%
Heavy sour crude oil	14%	14%	12%	14%
Black wax crude oil	3%	3%	3%	3%
Other feedstocks and blends	8%	5%	9%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	51%	53%	51%
Diesel fuels	29%	34%	30%	32%
Jet fuels	6%	5%	6%	6%
Fuel oil	1%	2%	1%	3%
Asphalt	4%	3%	3%	3%
Base oils	2%	2%	2%	2%
LPG and other	6%	3%	5%	3%
Total	100%	100%	100%	100%

(1)Crude charge represents the barrels per day of crude oil processed at our refineries.
(2)Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.
(3)Represents barrels sold of refined products produced at our refineries (including Asphalt and intersegment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.
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
(8)We acquired the Parco and Casper refineries on March 14, 2022. Refining operating data for the six months ended June 30, 2022 includes crude oil and feedstocks processed and refined products sold at our Parco and Casper refineries for the period March 14, 2022 through June 30, 2022 only, averaged over the 181 days in the six months ended June 30, 2022.

Table of Content
Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations and includes our Sinclair RDU for the period March 14, 2022 (the date of acquisition) through June 30, 2023. The renewables gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Renewables
Sales volumes (in thousand gallons)	50,159	25,688	97,987	30,632
Average per produced gallon (1)
Renewables gross margin	$0.29	$0.07	$0.51	$0.16
Renewables operating expenses (2)	0.49	1.14	0.57	1.84
Net operating margin	$(0.20)	$(1.07)	$(0.06)	$(1.68)

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

Marketing Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our marketing operations and includes our Sinclair branded fuel business for the period March 14, 2022 (the date of acquisition) through June 30, 2023. The marketing gross margin does not include the non-cash effects of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022	2023 (1)	2022
Marketing
Number of branded sites at period end	1,520	1,329	1,520	1,329
Sales volumes (in thousand gallons)	364,409	335,106	692,816	420,019
Gross margin per gallon of sales (2)	$0.09	$0.07	$0.07	$0.07

(1)Includes non-Sinclair branded sites from legacy HollyFrontier agreements.
(2)Represents average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lubricants and Specialty Products
Sales of produced refined products (BPD)	29,140	34,000	30,460	34,510

Sales of produced refined products:
Finished products	53%	53%	52%	52%
Base oils	26%	27%	27%	29%
Other	21%	20%	21%	19%
Total	100%	100%	100%	100%

Table of Content
Effective the first quarter of 2023, management views the Lubricants and Specialty Products segment as an integrated business of processing feedstocks into base oils and processing base oils into finished lubricant products along with the packaging, distribution and sales to customers.

Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Summary
Net income attributable to HF Sinclair stockholders for the three months ended June 30, 2023 was $507.7 million ($2.62 per basic and diluted share), a $713.6 million decrease compared to net income of $1,221.3 million ($5.43 per basic and diluted share) for the three months ended June 30, 2022. The decrease in net income was principally driven by lower refinery gross margins and lower refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our refining and renewables inventories increased pre-tax earnings by $7.9 million for the three months ended June 30, 2023 and decreased pre-tax earnings by $34.5 million for the three months ended June 30, 2022. Refinery gross margins for the three months ended June 30, 2023 decreased to $22.22 per produced barrel sold from $36.36 for the three months ended June 30, 2022.

Sales and Other Revenues
Sales and other revenues decreased 30% from $11,162.2 million for the three months ended June 30, 2022 to $7,833.6 million for the three months ended June 30, 2023 principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $1,040.9 million, $686.1 million and $175.1 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended June 30, 2023. Sales and other revenues included $1,336.3 million, $845.0 million and $115.9 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended June 30, 2022.

Cost of Products Sold
Total cost of products sold decreased 27% from $8,614.5 million for the three months ended June 30, 2022 to $6,265.7 million for the three months ended June 30, 2023 principally due to lower crude oil costs and lower refined product sales volumes. During the second quarter of 2023, we recognized a lower of cost or market inventory valuation adjustment charge related to our Refining segment inventories of $26.8 million. Also during the second quarter of 2023, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Renewables segment inventories of $34.7 million as compared to a charge of $34.5 million for the three months ended June 30, 2022. Within our Lubricants and Specialty Products segment, FIFO impact was a benefit of $0.5 million and $71.0 million for the three months ended June 30, 2023 and 2022, respectively.

Gross Refinery Margins
Gross refinery margin per produced barrel sold decreased 39% from $36.36 for the three months ended June 30, 2022 to $22.22 for the three months ended June 30, 2023. The decrease was due to lower average per barrel sold sales prices, partially offset by lower crude oil and feedstock prices during the three months ended June 30, 2023. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 10% from $606.1 million for the three months ended June 30, 2022 to $546.8 million for the three months ended June 30, 2023 primarily due to lower natural gas costs during the three months ended June 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15% from $110.9 million for the three months ended June 30, 2022 to $127.4 million for the three months ended June 30, 2023 primarily due to higher costs related to information technology services as compared to the prior period. We incurred $3.5 million and $12.5 million in acquisition integration and regulatory costs during the three months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 15% from $164.0 million for the three months ended June 30, 2022 to $189.4 million for the three months ended June 30, 2023. This increase was due principally to depreciation and amortization attributable to capitalized improvement projects and capitalized refinery turnaround costs during the three months ended June 30, 2023.

Table of Content

Interest Income
Interest income was $17.6 million for the three months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022. The increase in interest income was primarily due to higher interest rates on cash investments during the three months ended June 30, 2023.

Interest Expense
Interest expense was $47.0 million for the three months ended June 30, 2023 compared to $39.0 million for the three months ended June 30, 2022. This increase was primarily due to higher market interest rates on HEP’s revolving credit facility during the three months ended June 30, 2023.

For the three months ended June 30, 2023 and 2022, interest expense attributable to our HEP segment was $26.4 million and $20.4 million, respectively.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes was a net gain of $0.7 million and a net loss of $0.9 million for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, gain / loss on foreign currency transactions included a loss of $8.7 million and a gain of $13.0 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended June 30, 2023, we recorded income tax expense of $145.9 million compared to $383.5 million for the three months ended June 30, 2022. This decrease was principally due to lower pre-tax income during the three months ended June 30, 2023 compared to the same period of 2022. Our effective tax rates were 21.4% and 23.4% for the three months ended June 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended June 30, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended June 30, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

Results of Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Summary
Net income attributable to HF Sinclair stockholders for the six months ended June 30, 2023 was $860.9 million ($4.40 per basic and diluted share), a $520.3 million decrease compared to net income of $1,381.2 million ($6.86 per basic and diluted share) for the six months ended June 30, 2022. The decrease in net income was principally driven by lower refinery gross margins and lower refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our Refining and Renewables segments inventories decreased pre-tax earnings by $39.7 million and $26.0 million for the six months ended June 30, 2023 and 2022, respectively. Refinery gross margins for the six months ended June 30, 2023 decreased to $22.90 per barrel sold from $25.93 for the six months ended June 30, 2022.

Sales and Other Revenues
Sales and other revenues decreased 17% from $18,620.9 million for the six months ended June 30, 2022 to $15,398.8 million for the six months ended June 30, 2023 principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $1,978.3 million, $1,419.8 million and $377.5 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the six months ended June 30, 2023. Sales and other revenues included $1,613.3 million, $1,598.6 million and $144.3 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the six months ended June 30, 2022.

Table of Content
Cost of Products Sold
Total cost of products sold decreased 18% from $15,107.9 million for the six months ended June 30, 2022 to $12,417.4 million for the six months ended June 30, 2023 principally due to lower crude oil costs and lower refined product sales volumes. During the six months ended June 30, 2023, we recognized a lower of cost or market inventory valuation adjustment charge related to our Refining segment inventories of $26.8 million. In addition, during the six months ended June 30, 2023 and 2022, we recognized a lower of cost or market inventory valuation adjustment charge related to our Renewables segment inventories of $12.9 million and $26.0 million, respectively. Within our Lubricants and Specialty Products segment, FIFO impact was a charge of $13.4 million and a benefit of $129.3 million for the six months ended June 30, 2023 and 2022, respectively.

Gross Refinery Margins
Gross refinery margin per barrel sold decreased 12% from $25.93 for the six months ended June 30, 2022 to $22.90 for the six months ended June 30, 2023 principally due to lower average per barrel sold sales prices, partially offset by lower crude oil and feedstock prices during the six months ended June 30, 2023. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 9% from $1,083.6 million for the six months ended June 30, 2022 to $1,186.2 million for the six months ended June 30, 2023 primarily due to our acquisition of the Acquired Sinclair Businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 1% from $221.3 million for the six months ended June 30, 2022 to $223.3 million for the six months ended June 30, 2023 primarily due to our acquisition of the Acquired Sinclair Businesses, partially offset by a decrease in acquisition integration and regulatory costs. We incurred $7.4 million and $37.5 million in acquisition integration and regulatory costs during the six months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 18% from $308.6 million for the six months ended June 30, 2022 to $363.3 million for the six months ended June 30, 2023. This increase was due principally to depreciation and amortization attributable to the Acquired Sinclair Businesses, capitalized improvement projects and capitalized refinery turnaround costs.

Interest Income
Interest income was $37.5 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022. The increase in interest income was primarily due to the increase in the average cash balance and higher interest rates on cash investments.

Interest Expense
Interest expense was $92.8 million for the six months ended June 30, 2023 compared to $73.8 million for the six months ended June 30, 2022. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027 and higher market interest rates on HEP’s revolving credit facility during the six months ended June 30, 2023.

For the six months ended June 30, 2023 and 2022, interest expense attributable to our HEP Segment was $52.4 million and $34.0 million, respectively.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net gain of $1.6 million and a net loss of $0.8 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, gain / loss on foreign currency transactions included a loss of $8.6 million and a gain of $6.5 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Table of Content
Income Taxes
For the six months ended June 30, 2023, we recorded income tax expense of $245.6 million compared to $404.8 million for the six months ended June 30, 2022. This decrease was principally due to lower pre-tax income during the six months ended June 30, 2023 compared to the same period of 2022. Our effective tax rates were 21.1% and 22.0% for the six months ended June 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2023, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

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

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At June 30, 2023, there were no letters of credit outstanding under such facilities.

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the six months ended June 30, 2023, HEP had net repayments of $62.0 million under the HEP Credit Agreement. At June 30, 2023, HEP was in compliance with all of its covenants, had outstanding borrowings of $606.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

Our standalone (excluding HEP) liquidity was approximately $3.26 billion at June 30, 2023, consisting of cash and cash equivalents of $1.61 billion and an undrawn $1.65 billion credit facility.

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

Table of Content

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

During the six months ended June 30, 2023, we made open market and privately negotiated purchases of 4,793,857 shares for $240.3 million under our share repurchase program, of which 1,969,279 shares were repurchased for $100.0 million pursuant to privately negotiated repurchases from REH Company. As of June 30, 2023, we had remaining authorization to repurchase up to $419.7 million under this share repurchase program.

On July 28, 2023, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with REH Company, pursuant to which we repurchased from REH Company 8,200,000 shares of our outstanding common stock, par value $0.01 per share, on August 2, 2023 in a privately negotiated transaction under our share repurchase program. The price paid by us under the Stock Purchase Agreement was $50.07 per share resulting in an aggregate purchase price of $410.6 million. The purchase price was funded with cash on hand. As of August 2, 2023, we had remaining authorization to repurchase up to $5.0 million under our share repurchase program.

Cash Flows – Operating Activities

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net cash flows provided by operating activities were $667.7 million for the six months ended June 30, 2023 compared to $1,989.4 million for the six months ended June 30, 2022, a decrease of $1,321.7 million primarily driven by lower income from operations combined with higher turnaround spend during the six months ended June 30, 2023. Changes in working capital decreased operating cash flows by $374.0 million for the six months ended June 30, 2023 and increased operating cash flows by $246.3 million for the six months ended June 30, 2022. Additionally, for the six months ended June 30, 2023, turnaround expenditures were $347.1 million compared to $70.2 million for the six months ended June 30, 2022.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
For the six months ended June 30, 2023, our net cash flows used for investing activities were $176.3 million. Cash expenditures for properties, plants and equipment for the six months ended June 30, 2023 were $180.3 million, which include HEP capital expenditures of $16.3 million for the six months ended June 30, 2023.

For the six months ended June 30, 2022, our net cash flows used for investing activities were $539.0 million. On March 14, 2022, we closed the Sinclair Transactions and paid cash of $231.2 million. The remainder of the purchase consideration was funded with the issuance of HF Sinclair common stock and HEP common units. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on the Sinclair Transactions. Cash expenditures for properties, plants and equipment for the six months of ended June 30, 2022 were $317.7 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $23.2 million for the six months ended June 30, 2022.

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

Table of Content
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

	Expected Cash Spending Range
	(In millions)
HF Sinclair Capital Expenditures
Refining	$250.0	$270.0
Renewables	25.0	30.0
Lubricants and Specialty Products	35.0	45.0
Marketing	20.0	30.0
Corporate	40.0	60.0
Turnarounds and catalyst	500.0	585.0
Total HF Sinclair	870.0	1,020.0

HEP
Maintenance	25.0	30.0
Expansion and joint venture investment	5.0	10.0
Total HEP	30.0	40.0
Total	$900.0	$1,060.0

Cash Flows – Financing Activities

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
For the six months ended June 30, 2023, our net cash flows used for financing activities were $542.8 million. During the six months ended June 30, 2023, we repurchased $248.0 million of our common stock and paid $175.3 million in dividends. During the six months ended June 30, 2023, HEP had net repayments of $62.0 million under the HEP Credit Agreement and paid distributions of $51.3 million to noncontrolling interests.

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

Contractual Obligations and Commitments

HF Sinclair Corporation

There were no significant changes to our long-term contractual obligations during the six months ended June 30, 2023.

HEP

During the six months ended June 30, 2023, HEP had net repayments of $62.0 million resulting in $606.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2023.

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

At June 30, 2023, our lower of cost or market inventory valuation reserve was $100.9 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

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

Table of Content
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

As of June 30, 2023, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2023	2024	Unit of Measure

NYMEX futures (WTI) - short	1,375,000	1,375,000	—	Barrels
Forward gasoline contracts - long	90,000	90,000	—	Barrels
Foreign currency forward contracts	422,700,406	212,920,406	209,780,000	U.S. dollar
Forward commodity contracts (platinum) (1)	36,969	—	36,969	Troy ounces
Natural gas price swaps (basis spread) - long	2,576,000	2,576,000	—	MMBTU
Natural gas collar contracts	14,720,000	14,720,000	—	MMBTU

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at June 30,
	2023	2022
	(In thousands)
10% increase in underlying commodity prices	$(7,561)	$(12,948)
10% decrease in underlying commodity prices	$7,179	$12,948

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2023 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier and HF Sinclair Senior Notes	$1,707,827	$1,649,440	$30,150

HEP Senior Notes	$900,000	$859,667	$21,816

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2023, outstanding borrowings under the HEP Credit Agreement were $606.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Table of Content

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

Set forth below is our calculation of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to HF Sinclair stockholders	$507,661	$1,221,262	$860,927	$1,381,236
Add interest expense	46,982	38,961	92,804	73,820
Subtract interest income	(17,591)	(1,844)	(37,526)	(2,841)
Add income tax expense	145,925	383,493	245,625	404,822
Add depreciation and amortization	189,360	164,044	363,343	308,645
EBITDA	$872,337	$1,805,916	$1,525,173	$2,165,682

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

Below are reconciliations to our consolidated statements of income for refinery net operating and gross margin and operating expenses, in each case averaged per produced barrel sold. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of average refining net operating margin per produced barrel sold to refinery gross margin to refining sales and other revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per barrel amounts)
Consolidated
Refining segment sales and other revenues	$7,039,382	$10,288,581	$13,757,997	$16,794,748
Refining segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	5,829,898	8,119,285	11,447,809	14,028,895
Lower of cost or market inventory adjustment	26,842	—	26,842	—
	1,182,642	2,169,296	2,283,346	2,765,853
Add lower of cost or market inventory adjustment	26,842	—	26,842	—
Refinery gross margin	$1,209,484	$2,169,296	$2,310,188	$2,765,853

Refining segment operating expenses	$426,942	$469,304	$944,762	$824,276

Produced barrels sold (BPD)	598,180	655,570	557,300	589,240

Refinery gross margin per produced barrel sold	$22.22	$36.36	$22.90	$25.93
Less average refinery operating expenses per produced barrel sold	7.84	7.87	9.37	7.73
Net operating margin per produced barrel sold	$14.38	$28.49	$13.53	$18.20

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except for per gallon amounts)
Renewables segment sales and other revenues	$273,185	$194,578	$571,201	$241,945
Renewables segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	258,806	192,662	521,544	236,933
Lower of cost or market inventory adjustment	(34,705)	34,543	12,892	25,992
	49,084	(32,627)	36,765	(20,980)
Add (subtract) lower of cost or market inventory adjustment	(34,705)	34,543	12,892	25,992
Renewables gross margin	$14,379	$1,916	$49,657	$5,012

Renewables segment operating expense	$24,373	$29,273	$55,744	$56,369

Produced gallons sold (in thousand gallons)	50,159	25,688	97,987	30,632

Renewables gross margin per produced gallon sold	$0.29	$0.07	$0.51	$0.16
Less average renewables operating expense per produced gallon sold	0.49	1.14	0.57	1.84
Net operating margin per produced gallon sold	$(0.20)	$(1.07)	$(0.06)	$(1.68)

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

Reconciliation of marketing gross margin to gross margin per gallon sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except for per gallon amounts)
Marketing segment sales and other revenues	$1,040,933	$1,336,302	$1,978,318	$1,613,343
Marketing segment cost of products sold	1,008,306	1,311,333	1,932,355	1,582,464
Marketing gross margin	$32,627	$24,969	$45,963	$30,879

Sales volumes (in thousand gallons)	364,409	335,106	692,816	420,019

Marketing segment gross margin per gallon sold	$0.09	$0.07	$0.07	$0.07

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Environmental Matters

Navajo
HollyFrontier Navajo Refining LLC (now known as HF Sinclair Navajo Refining LLC (“HFS Navajo”)) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022 and June 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

Item 1A.Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. You should carefully consider the risk factors discussed in our 2022 Form 10-K and March 31, 2023 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the second quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2023	—	$—	—	$419,766,383
May 2023	—	$—	—	$419,766,383
June 2023	—	$—	—	$419,727,130
Total for April to June 2023	—		—

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

Table of Content
Although no purchases were made during the second quarter, on July 28, 2023, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with REH Company, pursuant to which we repurchased from REH Company 8,200,000 shares of our outstanding common stock, par value $0.01 per share, on August 2, 2023 in a privately negotiated transaction under our share repurchase program. The price paid by us under the Stock Purchase Agreement was $50.07 per share resulting in an aggregate purchase price of $410.6 million. The purchase price was funded with cash on hand. As of August 2, 2023, we had remaining authorization to repurchase up to $5.0 million under our share repurchase program.

Item 5. Other Information

None.

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

10.1
Third Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), by and between HF Sinclair El Dorado Refining LLC, HF Sinclair Woods Cross Refining LLC and Holly Energy Partners - Operating L.P., dated effective January 1, 2023 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2023, File No. 1-41325).

10.2
Stock Purchase Agreement, dated as of July 28, 2023, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 31, 2023, File No. 1-41325).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
++ Filed electronically herewith.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: August 3, 2023	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2023	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)