Form 10-Q
period 2023-09-30
HF Sinclair Corp
filed 2023-11-02
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
179,666,154 shares of Common Stock, par value $.01 per share, were outstanding on October 31, 2023.

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

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include Sinclair Holding LLC, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to September 30, 2023 includes the combined business operations of HollyFrontier and its consolidated subsidiaries and the Acquired Sinclair Businesses.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Unless specifically noted, all statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•the risk that the HEP Merger Transaction (as defined herein) is not consummated during the expected timeframe, or at all;
•failure to obtain the required approvals for the HEP Merger Transaction, including the ability to obtain the requisite approvals from our stockholders or HEP unitholders;
•the substantial transaction-related costs that may be incurred by us and HEP in connection with the HEP Merger Transaction;
•the risk that the market value of our common stock will decline;
•potential dilution on our earnings per share of our common stock;
•the possibility that financial projections by us and HEP may not prove to be reflective of actual future results;
•the focus of management time and attention on the HEP Merger Transaction and other disruptions arising from the HEP Merger Transaction, which may make it more difficult to maintain relationships with customers, employees or suppliers;
•legal proceedings that may be instituted against us or HEP in connection with the HEP Merger Transaction;
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
•uncertainty regarding the effects and duration of global hostilities, including the Israel-Gaza conflict, the Russia-Ukraine war, and any associated military campaigns which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;
•general economic conditions, including economic slowdowns caused by a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation;
•the outcome of the Exchange Offers (as defined herein) and Consent Solicitations (as defined herein);
•the impact of the proposed amendments to the HEP Credit Agreement (as defined herein); and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our and HEP’s Securities Exchange Commission filings.

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

“Crack” or “Cracking” means the process of breaking down larger, heavier and more complex hydrocarbon molecules into simpler and lighter molecules.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (HEP:$11,223 and $10,917, respectively)	$2,214,751	$1,665,066

Accounts receivable: Product, transportation and other (HEP: $17,460 and $16,344, respectively)	1,691,020	1,626,199
Crude oil resales	258,359	76,950
	1,949,379	1,703,149
Inventories: Crude oil and refined products	2,800,684	2,853,425
Materials, supplies and other (HEP: $1,333 and $1,246, respectively)	332,869	361,103
	3,133,553	3,214,528
Income taxes receivable	29,004	53,563
Prepayments and other (HEP: $2,682 and $5,699, respectively)	75,705	112,013
Total current assets	7,402,392	6,748,319

Properties, plants and equipment, at cost (HEP: $2,207,898 and $2,173,248, respectively)	10,373,440	10,146,652
Less accumulated depreciation (HEP: $(824,326) and $(761,210), respectively)	(3,793,423)	(3,457,747)
	6,580,017	6,688,905
Operating lease right-of-use assets (HEP: $63,663 and $66,382, respectively)	326,076	351,068

Other assets: Turnaround costs (HEP: $21,280 and $24,154, respectively)	658,125	376,158
Goodwill (HEP: $431,985 and $431,985, respectively)	2,977,315	2,978,315
Intangibles and other (HEP: $348,803 and $360,768, respectively)	957,887	982,718
	4,593,327	4,337,191
Total assets	$18,901,812	$18,125,483

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (HEP: $28,438 and $27,199, respectively)	$2,366,267	$2,334,107
Income taxes payable	137,073	7,818
Operating lease liabilities (HEP: $4,144 and $4,204, respectively)	112,964	109,926
Current debt	307,819	306,959
Accrued liabilities (HEP: $35,512 and $39,110, respectively)	553,096	486,719
Total current liabilities	3,477,219	3,245,529

Long-term debt (HEP: $1,468,505 and $1,556,334, respectively)	2,861,962	2,948,513
Noncurrent operating lease liabilities (HEP: $59,885 and $62,550, respectively)	222,001	254,215
Deferred income taxes (HEP: $339 and $374, respectively)	1,345,621	1,262,165
Other long-term liabilities (HEP: $47,346 and $55,373, respectively)	379,742	397,489

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of September 30, 2023 and December 31, 2022	2,232	2,232
Additional capital	6,491,642	6,468,775
Retained earnings	5,523,245	4,130,252
Accumulated other comprehensive loss	(24,743)	(22,013)
Common stock held in treasury, at cost – 42,192,491 and 26,152,344 shares as of September 30, 2023 and December 31, 2022, respectively	(2,167,694)	(1,335,431)
Total HF Sinclair stockholders’ equity	9,824,682	9,243,815
Noncontrolling interest	790,585	773,757
Total equity	10,615,267	10,017,572
Total liabilities and equity	$18,901,812	$18,125,483

Parenthetical amounts represent asset and liability balances attributable to Holly Energy Partners, L.P. (“HEP”) as of September 30, 2023 and December 31, 2022. HEP is a variable interest entity.

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales and other revenues	$8,905,471	$10,599,002	$24,304,259	$29,219,912
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,935,650	8,375,253	19,313,312	23,457,180
Lower of cost or market inventory valuation adjustment	(43,848)	16,847	(4,114)	42,839
	6,891,802	8,392,100	19,309,198	23,500,019
Operating expenses (exclusive of depreciation and amortization)	622,532	604,591	1,808,715	1,688,152
Selling, general and administrative expenses (exclusive of depreciation and amortization)	124,213	102,677	347,514	323,974
Depreciation and amortization	195,562	171,973	558,905	480,618
Total operating costs and expenses	7,834,109	9,271,341	22,024,332	25,992,763
Income from operations	1,071,362	1,327,661	2,279,927	3,227,149
Other income (expense):
Earnings (loss) of equity method investments	3,009	(16,334)	10,436	(7,261)
Interest income	24,577	9,821	62,103	12,662
Interest expense	(48,686)	(44,830)	(141,490)	(118,650)
Gain on foreign currency transactions	860	1,544	2,478	778
Gain on sale of assets and other	8,954	2,130	11,737	8,345
	(11,286)	(47,669)	(54,736)	(104,126)
Income before income taxes	1,060,076	1,279,992	2,225,191	3,123,023
Income tax expense:
Current	208,265	294,548	393,089	683,647
Deferred	26,750	7,305	87,551	23,028
	235,015	301,853	480,640	706,675
Net income	825,061	978,139	1,744,551	2,416,348
Less net income attributable to noncontrolling interest	34,139	23,734	92,702	80,707
Net income attributable to HF Sinclair stockholders	$790,922	$954,405	$1,651,849	$2,335,641
Earnings per share:
Basic	$4.23	$4.45	$8.57	$11.35
Diluted	$4.23	$4.45	$8.57	$11.35
Average number of common shares outstanding:
Basic	185,456	212,388	191,047	203,610
Diluted	185,456	212,388	191,047	203,610

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$825,061	$978,139	$1,744,551	$2,416,348
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,471)	(30,977)	(693)	(47,142)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(3,506)	—	(3,236)	(4,962)
Reclassification adjustments to net income on settlement of cash flow hedging instruments	3,506	—	3,236	5,288
Net unrealized gain on hedging instruments	—	—	—	326
Pension and other post-retirement benefit obligations:
Pension plans gain reclassified to net income	(45)	(43)	(135)	(133)
Post-retirement healthcare plans gain reclassified to net income	(918)	(870)	(2,754)	(2,610)
Retirement restoration plan loss reclassified to net income	3	9	9	27
Net change in pension and other post-retirement benefit obligations	(960)	(904)	(2,880)	(2,716)
Other comprehensive loss before income taxes	(14,431)	(31,881)	(3,573)	(49,532)
Income tax benefit	(3,067)	(6,742)	(843)	(10,513)
Other comprehensive loss	(11,364)	(25,139)	(2,730)	(39,019)
Total comprehensive income	813,697	953,000	1,741,821	2,377,329
Less noncontrolling interest in comprehensive income	34,139	23,734	92,702	80,707
Comprehensive income attributable to HF Sinclair stockholders	$779,558	$929,266	$1,649,119	$2,296,622

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,744,551	$2,416,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558,905	480,618
Lower of cost or market inventory valuation adjustment	(4,114)	42,839
Earnings of equity method investments, inclusive of distributions	6,646	22,084
Gain on sale of assets	(7,718)	(2,958)
Deferred income taxes	87,551	23,028
Equity-based compensation expense	26,368	20,940
Change in fair value – derivative instruments	4,396	(41,829)
(Increase) decrease in current assets:
Accounts receivable	(245,337)	(117,883)
Inventories	83,068	(477,863)
Income taxes receivable	24,568	65,286
Prepayments and other	27,729	(2,879)
Increase (decrease) in current liabilities:
Accounts payable	42,547	182,218
Income taxes payable	129,346	156,849
Accrued liabilities	82,123	148,524
Turnaround expenditures	(471,076)	(97,820)
Other, net	(22,982)	44,707
Net cash provided by operating activities	2,066,571	2,862,209

Cash flows from investing activities:
Additions to properties, plants and equipment	(239,459)	(386,249)
Additions to properties, plants and equipment – HEP	(21,978)	(31,194)
Acquisitions, net of cash acquired	—	(251,448)
Proceeds from sale of assets	16,474	3,341
HEP investment in Osage Pipe Line Company LLC	(4,750)	(5,000)
Distributions from equity method investments in excess of equity earnings	1,993	4,724
Net cash used for investing activities	(247,720)	(665,826)

Cash flows from financing activities:
Borrowings under credit agreements	60,000	460,000
Repayments under credit agreements	(149,500)	(594,000)
Proceeds from issuance of senior notes - HEP	—	400,000
Purchase of treasury stock	(833,623)	(977,020)
Dividends	(258,856)	(175,432)
Distributions to noncontrolling interests	(76,961)	(70,365)
Payments on finance leases	(9,332)	(8,658)
Deferred financing costs	—	(9,269)
Other, net	(1)	(734)
Net cash provided by (used for) financing activities	(1,268,273)	(975,478)

Effect of exchange rate on cash flow	(893)	(7,990)

Cash and cash equivalents:
Increase (decrease) for the period	549,685	1,212,915
Beginning of period	1,665,066	234,444
End of period	$2,214,751	$1,447,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(119,752)	$(91,373)
Income taxes, net	$(240,347)	$(462,218)
Decrease in accrued and unpaid capital expenditures	$(12,187)	$(39,624)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at June 30, 2023	223,231	$2,232	$6,480,581	$4,815,908	$(13,379)	30,918	$(1,576,390)	$781,752	$10,490,704
Net income	—	—	—	790,922	—	—	—	34,139	825,061
Dividends ($0.45 declared per common share)	—	—	—	(83,585)	—	—	—	—	(83,585)
Other comprehensive loss, net of tax	—	—	—	—	(11,364)	—	—	—	(11,364)
Issuance of common shares under incentive compensation plans	—	—	(43)	—	—	(1)	43	—	—
Equity-based compensation	—	—	11,104	—	—	—	—	370	11,474
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	11,275	(591,347)	—	(591,347)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,676)	(25,676)
Balance at September 30, 2023	223,231	$2,232	$6,491,642	$5,523,245	$(24,743)	42,192	$(2,167,694)	$790,585	$10,615,267

	Three Months Ended September 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at June 30, 2022	223,231	$2,232	$6,496,299	$2,754,590	$(11,209)	2,723	$(132,200)	$765,198	$9,874,910
Net income	—	—	—	954,405	—	—	—	23,734	978,139
Dividends ($0.40 declared per common share)	—	—	—	(85,274)	—		—	—	(85,274)
Other comprehensive loss, net of tax	—	—	—	—	(25,139)	—	—	—	(25,139)
Issuance of common shares under incentive compensation plans	—	—	(4,000)	—	—	(79)	4,000	—	—
Equity-based compensation	—	—	5,794	—	—	—	—	264	6,058
Purchase of treasury stock	—	—	—	—	—	18,911	(944,217)	—	(944,217)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,465)	(25,465)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(487)	(487)
Balance at September 30, 2022	223,231	$2,232	$6,498,093	$3,623,721	$(36,348)	21,555	$(1,072,417)	$763,244	$9,778,525

	Nine Months Ended September 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2022	223,231	$2,232	$6,468,775	$4,130,252	$(22,013)	26,152	$(1,335,431)	$773,757	$10,017,572
Net income	—	—	—	1,651,849	—	—	—	92,702	1,744,551
Dividends ($1.35 declared per common share)	—	—	—	(258,856)	—	—	—	—	(258,856)
Other comprehensive loss, net of tax	—	—	—	—	(2,730)	—	—	—	(2,730)
Issuance of common shares under incentive compensation plans	—	—	(2,413)	—	—	(47)	2,413	—	—
Equity based compensation	—	—	25,280	—	—	—	—	1,088	26,368
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	16,087	(834,676)	—	(834,676)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(76,961)	(76,961)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	223,231	$2,232	$6,491,642	$5,523,245	$(24,743)	42,192	$(2,167,694)	$790,585	$10,615,267

	Nine Months Ended September 30, 2022
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2021	256,046	$2,560	$4,220,075	$4,413,836	$2,671	93,045	$(2,951,257)	$606,580	$6,294,465
Net income	—	—	—	2,335,641	—	—	—	80,707	2,416,348
Dividends ($0.80 declared per common share)	—	—	—	(175,432)	—	—	—	—	(175,432)
Other comprehensive loss, net of tax	—	—	—	—	(39,019)	—	—	—	(39,019)
Issuance of common shares for HFC Transactions	60,230	602	2,148,406	—	—	—	—	—	2,149,008
Issuance of common shares under incentive compensation plans	—	—	(4,606)	—	—	(98)	4,606	—	—
Equity-based compensation	—	—	19,436	—	—	—	—	1,504	20,940
Purchase of treasury stock	—	—	—	—	—	21,653	(1,077,020)	—	(1,077,020)
Retirement of treasury stock	(93,045)	(930)	—	(2,950,324)	—	(93,045)	2,951,254	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70,365)	(70,365)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(564)	(564)
Equity attributable to HEP common unit issuance, net of tax	—	—	95,047	—	—	—	—	223,392	318,439
Acquisition of remaining UNEV interests	—	—	19,735	—	—	—	—	(78,010)	(58,275)
Balance at September 30, 2022	223,231	$2,232	$6,498,093	$3,623,721	$(36,348)	21,555	$(1,072,417)	$763,244	$9,778,525

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

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier and its consolidated subsidiaries and do not include Sinclair Holding LLC, STC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to September 30, 2023 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah and market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states. We supply high-quality fuels to more than 1,500 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries. Through our subsidiaries, we produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. At September 30, 2023, we owned a 47% limited partner interest and a non-economic general partner interest in HEP, a variable interest entity (“VIE”). HEP owns and operates logistic assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
On August 15, 2023, HF Sinclair entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HEP, Navajo Pipeline Co., L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of HF Sinclair (“HoldCo”), Holly Apple Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of HoldCo (“Merger Sub”), HEP Logistics Holdings, L.P., a Delaware limited partnership and the general partner of HEP (“HLH”), and Holly Logistic Services, L.L.C., a Delaware limited liability company and the general partner of HLH (the “General Partner”), pursuant to which Merger Sub will merge with and into HEP, with HEP surviving as an indirect, wholly owned subsidiary of HF Sinclair (such merger, together with the other transactions contemplated by the Merger Agreement, being referred to herein as the “HEP Merger Transaction”).

Under the terms of the Merger Agreement, each outstanding common unit of HEP, other than the HEP common units already owned by HF Sinclair and its subsidiaries, will be converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. Completion of the HEP Merger Transaction is subject to the approval of HF Sinclair stockholders and HEP unitholders and the satisfaction of certain customary closing conditions. The HEP Merger Transaction is expected to close in the fourth quarter of 2023, assuming the satisfaction or waiver of all the conditions to the HEP Merger Transaction.

For a description of HF Sinclair’s and HEP’s existing indebtedness, as well as proposed changes thereto associated with the HEP Merger Transaction, see Note 10.

In connection with the HEP Merger Transaction, we incurred $4.2 million and $4.4 million for the three and nine months ended September 30, 2023, respectively, in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of income.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2023, the consolidated results of income, comprehensive income and statements of equity for the three and nine months ended September 30, 2023 and 2022 and consolidated cash flows for the nine months ended September 30, 2023 and 2022 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 that has been filed with the SEC.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $7.2 million at September 30, 2023 and $7.7 million at December 31, 2022.

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

Goodwill: As of September 30, 2023, our goodwill balance was $3.0 billion, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP segments. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2023 and determined there was no impairment of goodwill attributable to our reporting units.

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

For the nine months ended September 30, 2023, we recorded an income tax expense of $480.6 million compared to $706.7 million for the nine months ended September 30, 2022. This decrease was principally due to lower pre-tax income during the nine months ended September 30, 2023 compared to the same period of 2022. Our effective tax rates were 21.6% and 22.6% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the nine months ended September 30, 2023 and 2022, we received proceeds of $19.1 million and $31.8 million, respectively, and subsequently repaid $20.4 million and $32.2 million, respectively, under these sell / buy transactions.

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

The following tables present the purchase consideration and final purchase price allocation of the assets acquired and liabilities assumed on March 14, 2022:

Purchase Consideration (in thousands except for per share amounts)
Shares of HF Sinclair common stock issued	60,230
Closing price per share of HFC common stock (1)	$35.68
Purchase consideration paid in HF Sinclair common stock	2,149,008
Shares of HEP common units issued to REH Company	21,000
Closing price per share of HEP common units (2)	$16.62
Purchase consideration paid in HEP common units	349,020
Total equity consideration	2,498,028
Cash consideration paid by HEP	328,955
Cash consideration received by HF Sinclair	(77,507)
Total cash consideration	251,448
Total purchase consideration	$2,749,476

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
During the three and nine months ended September 30, 2023, we purchased RINs for an aggregate amount of $3.1 million and $14.9 million, respectively, on behalf of REH Company from third parties at applicable market prices in connection with our provision of services to REH Company under the transition services agreement that we and REH Company entered into at the closing of the Sinclair Transactions. We acted as an agent in these RINs transactions and did not recognize sales or cost of products sold as a result. During the nine months ended September 30, 2023, we recognized sales of $21.2 million related to the sale of RINs to REH Company based on applicable market prices.

All other fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The fair values of all other current receivable and payables were equivalent to their carrying values due to their short-term nature.

We incurred $2.4 million and $10.7 million for the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $48.1 million for the nine months ended September 30, 2023 and 2022, respectively, in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as selling, general and administrative expenses in our statements of income.

NOTE 3:Holly Energy Partners

HEP is a publicly held master limited partnership that owns and / or operates logistic and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage, loading rack facilities and refinery processing units that principally support our refining and marketing operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, as of September 30, 2023, HEP owned a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”); Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa West and Tulsa East facilities (collectively, the “Tulsa refineries”); a 25.06% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

At September 30, 2023, we owned a 47% limited partner interest and a non-economic general partner interest in HEP. As the general partner of HEP, we have the sole ability to direct the activities that most significantly impact HEP’s financial performance, and therefore, as HEP’s primary beneficiary, we consolidate HEP.

HEP generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and by storing and providing other services at its storage tanks and terminals. Under our long-term transportation agreements with HEP (discussed further below), we accounted for 81% of HEP’s total revenues for the nine months ended September 30, 2023. We do not provide financial or equity support through any liquidity arrangements and / or debt guarantees to HEP.

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

Transportation Agreements
HEP serves our refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing tolling agreements expiring from 2024 through 2037. Under these agreements, we pay HEP fees to transport, store and process throughput volumes of refined products, crude oil and feedstocks on HEP's pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to HEP. Under these agreements, the agreed upon tariff rates are subject to annual tariff rate adjustments on July 1 at a rate based upon the percentage change in Producer Price Index or Federal Energy Regulatory Commission index. As of September 30, 2023, these agreements require minimum annualized payments to HEP of $496.5 million.

Our transactions with HEP and fees paid under our transportation agreements with HEP are eliminated and have no impact on our consolidated financial statements.

Lessor Accounting
Our consolidated statements of income reflect lease revenue recognized by HEP for contracts with third parties in which HEP is the lessor.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease revenues	$3,998	$3,373	$12,710	$10,530
Sales-type lease interest income	$402	$628	$1,233	$1,889
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$70	$659	$933	$1,728

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$5,737,557	$7,087,662	$14,970,620	$20,172,623
Specialty lubricant products (2)	612,817	728,938	1,928,054	2,159,078
Asphalt, fuel oil and other products (3)	576,274	503,686	1,589,133	1,481,413
Total refined product revenues	6,926,648	8,320,286	18,487,807	23,813,114
Excess crude oil revenues (4)	440,851	661,818	1,773,498	1,916,289
Renewable diesel revenues (5)	213,144	254,952	590,620	399,204
Transportation and logistics services	29,073	26,133	85,322	79,310
Marketing revenues (6)	1,259,205	1,266,681	3,237,523	2,880,024
Other revenues (7)	36,550	69,132	129,489	131,971
Total sales and other revenues	$8,905,471	$10,599,002	$24,304,259	$29,219,912

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Refined product revenues by market
United States
Mid-Continent	$2,598,477	$3,782,723	$6,882,470	$10,837,845
Southwest	1,117,275	1,350,230	2,840,563	3,877,579
Rocky Mountains	2,653,603	2,561,803	7,059,200	7,226,552
Northeast	236,010	264,703	733,609	782,562
Canada	261,841	275,432	767,517	819,865
Europe, Asia and Latin America	59,442	85,395	204,448	268,711
Total refined product revenues	$6,926,648	$8,320,286	$18,487,807	$23,813,114

(1)Transportation fuels revenues are attributable to our Refining segment wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Asphalt, fuel oil and other products revenues include revenues attributable to our Refining and Lubricants and Specialty Products segments of $504.3 million and $72.0 million, respectively, for the three months ended September 30, 2023, $1,413.3 million and $175.8 million, respectively, for the nine months ended September 30, 2023, $416.2 million and $87.5 million, respectively, for the three months ended September 30, 2022 and $1,227.2 million and $254.2 million, respectively, for the nine months ended September 30, 2022.
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under HEP’s third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Balance at January 1	$10,722	$9,278
Increase	15,216	24,110
Recognized as revenue	(17,925)	(23,181)
Balance at September 30	$8,013	$10,207

As of September 30, 2023, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialty products to be sold ratably at market prices through 2032. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2023	2024	2025	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	9,560	34,140	25,907	28,805	98,412

Additionally, HEP has long-term contracts with third-party customers that specify minimum volumes of product to be transported through its pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to HEP’s third-party contracts as of September 30, 2023 are presented below:

	Remainder of 2023	2024	2025	Thereafter	Total
	(In thousands)
HEP contractual minimum revenues	$4,983	$20,656	$11,097	$50,247	$86,983

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of derivative instruments and RINs receivable and credit obligations at September 30, 2023 and December 31, 2022 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2023
Assets:
Commodity price swaps	$6,414	$—	$6,414	$—
Commodity forward contracts	302	—	302	—
RINs receivable (1)	22,330	—	22,330	—
Foreign currency forward contracts	3,351	—	3,351	—
Total assets	$32,397	$—	$32,397	$—

Liabilities:
NYMEX futures contracts	$9,566	$9,566	$—	$—
Commodity collar contracts	4,503	—	4,503	—
Commodity forward contracts	340	—	340	—
Foreign currency forward contracts	306	—	306	—
RINs credit obligations (1)	22,330	—	22,330	—
Total liabilities	$37,045	$9,566	$27,479	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2022
Assets:
Commodity price swaps	$342	$—	$342	$—
Commodity forward contracts	2,949	—	2,949	—
RINs receivable (1)	81,232	—	81,232	—
Foreign currency forward contracts	15,359	—	15,359	—
Total assets	$99,882	$—	$99,882	$—

Liabilities:
NYMEX futures contracts	$2,750	$2,750	$—	$—
Commodity collar contracts	6,275	—	6,275	—
Commodity forward contracts	2,987	—	2,987	—
RINs credit obligations (1)	81,232	—	81,232	—
Total liabilities	$93,244	$2,750	$90,494	$—

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
(Unaudited) Continued
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

Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2023, we recognized assets and liabilities based on fair value measurements for the Sinclair Transactions (see Note 2). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$790,922	$954,405	$1,651,849	$2,335,641
Participating securities’ share in earnings (1)	7,188	8,939	14,340	24,023
Net income attributable to common shares	$783,734	$945,466	$1,637,509	$2,311,618
Average number of shares of common stock outstanding	185,456	212,388	191,047	203,610
Average number of shares of common stock outstanding assuming dilution	185,456	212,388	191,047	203,610
Basic earnings per share	$4.23	$4.45	$8.57	$11.35
Diluted earnings per share	$4.23	$4.45	$8.57	$11.35

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
(Unaudited) Continued
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

The compensation cost for these plans was $12.8 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively, and $27.4 million and $25.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Additionally, HEP maintains an equity-based compensation plan for the General Partner’s non-employee directors and certain executives and employees. Compensation cost attributable to HEP’s equity-based compensation plan was $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

A summary of restricted stock unit and performance share unit activity during the nine months ended September 30, 2023 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2023	1,055,875	771,197
Granted (1)	77,317	49,137
Vested	(12,794)	(3,077)
Forfeited	(57,811)	(20,948)
Performance share units converted to restricted stock units	225,217	(225,217)
Outstanding at September 30, 2023	1,287,804	571,092

(1) Weighted average grant date fair value per unit	$44.51	$73.27

NOTE 8:Inventories

Inventories consist of the following components:

	September 30, 2023	December 31, 2022
	(In thousands)
Crude oil	$783,791	$818,737
Other raw materials and unfinished products (1)	783,860	842,855
Finished products (2)	1,290,070	1,252,984
Lower of cost or market reserve	(57,037)	(61,151)
Process chemicals (3)	45,334	53,900
Repair and maintenance supplies and other (4)	287,535	307,203
Total inventory	$3,133,553	$3,214,528

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
(4)Includes RINs.

Our Renewables segment inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $57.0 million and $61.2 million at September 30, 2023 and December 31, 2022, respectively. A new market reserve of $57.0 million as of September 30, 2023 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of products sold totaling $17.0 million and $4.1 million for the three and nine months ended September 30, 2023, respectively, and an increase to cost of products sold totaling $16.8 million and $42.8 million for the three and nine months ended September 30, 2022, respectively.

At September 30, 2023, the LIFO value of our Refining segment inventories was equal to cost. The June 30, 2023 market reserve of $26.8 million reversed resulting in a decrease to cost of products sold totaling $26.8 million for the three months ended September 30, 2023.

At September 30, 2023, the LIFO value of inventory, net of the lower of cost or market reserve, was equal to current costs.

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

We incurred expense of $1.6 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $17.1 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $194.1 million and $192.3 million at September 30, 2023 and December 31, 2022, respectively, of which $160.1 million and $170.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair Transactions were $72.2 million at the acquisition date and an associated receivable from third parties of $21.5 million. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 10:Debt

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2023, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At September 30, 2023, HEP was in compliance with all of its covenants, had outstanding borrowings of $578.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at HEP’s option, at either (a) the Alternate Base Rate (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 0.75% to 1.75%) or (b) Adjusted Term SOFR (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 1.75% to 2.75%). In each case, the applicable margin is based upon HEP’s Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on HEP’s borrowings was 7.17% as of September 30, 2023.

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

In connection with the consummation of the HEP Merger Transaction, HEP expects to amend the HEP Credit Agreement to, among other things, (a) provide a guaranty from us and terminate all guaranties from subsidiaries of HEP, (b) amend the definition of “Investment Grade Rating” (as defined in the HEP Credit Agreement) to reference the credit rating of our senior unsecured indebtedness, (c) eliminate the requirement to deliver separate audited and unaudited financial statements for HEP and its subsidiaries and only provide certain segment-level reporting for HEP with any compliance certificate delivered in accordance with the HEP Credit Agreement and (d) amend certain covenants to eliminate certain restrictions on (i) amendments to intercompany contracts, (ii) transactions with us and our subsidiaries and (iii) investments in and contributions, dividends, transfers and distributions to us and our subsidiaries. There can be no assurance that the administrative agent and the lenders party thereto will agree to amend the HEP Credit Agreement in a timely manner, or on acceptable terms, if at all.

HollyFrontier and HF Sinclair Senior Notes
At September 30, 2023, our senior notes consisted of the following:

•$59.637 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HollyFrontier 2.625% Senior Notes”),
•$202.900 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”), and
•$74.966 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes” and, collectively, the “HollyFrontier Senior Notes”).
•$248.190 million in aggregate principal amount of 2.625% senior notes maturing October 2023 (the “HF Sinclair 2.625% Senior Notes”),
•$797.100 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HF Sinclair 5.875% Senior Notes”), and
•$325.034 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HF Sinclair 4.500% Senior Notes” and, collectively, the “HF Sinclair Senior Notes”).

The HollyFrontier Senior Notes and HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all future unsecured and unsubordinated indebtedness.

In October 2023, we repaid at maturity our $59.637 million aggregate principal amount HollyFrontier 2.625% Senior Notes and $248.190 million aggregate principal amount HF Sinclair 2.625% Senior Notes.

Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $34.0 million and $39.8 million at September 30, 2023 and December 31, 2022, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At September 30, 2023, there were no letters of credit outstanding under such credit facilities.

HEP Senior Notes
At September 30, 2023, HEP’s senior notes consisted of the following:

•$400.0 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”), and
•$500.0 million in aggregate principal amount of 5.000% HEP senior notes maturing February 2028 (the “HEP 5.000% Senior Notes”).

These HEP senior notes (collectively, the “HEP Senior Notes”) are unsecured and impose certain restrictive covenants, including limitations on HEP’s ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into certain mergers, in each case subject to compliance with the terms of the indentures. HEP was in compliance with the restrictive covenants for the HEP Senior Notes as of September 30, 2023. At any time when the HEP Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. or S&P Global Ratings and no default or event of default exists, HEP will not be subject to many of the foregoing covenants. Additionally, HEP has certain redemption rights at varying premiums over face value under the HEP Senior Notes.

Indebtedness under the HEP Senior Notes is guaranteed by certain of HEP’s wholly owned subsidiaries. HEP’s creditors have no recourse to our assets. Furthermore, our creditors have no recourse to the assets of HEP and its consolidated subsidiaries.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
The carrying amounts of long-term debt are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
HollyFrontier
2.625% Senior Notes	$59,637	$59,637
5.875% Senior Notes	202,900	202,900
4.500% Senior Notes	74,966	74,966
	337,503	337,503

HF Sinclair
2.625% Senior Notes	248,190	248,190
5.875% Senior Notes	797,100	797,100
4.500% Senior Notes	325,034	325,034
	1,370,324	1,370,324

Less current debt (1)	(307,819)	(306,959)

Unamortized discount and debt issuance costs (1)	(6,551)	(8,689)

Total HF Sinclair long-term debt	1,393,457	1,392,179

HEP Credit Agreement	578,500	668,000

HEP
5.000% Senior Notes	500,000	500,000
6.375% Senior Notes	400,000	400,000
	900,000	900,000

Unamortized discount and debt issuance costs	(9,995)	(11,666)

Total HEP long-term debt	1,468,505	1,556,334

Total long-term debt	$2,861,962	$2,948,513

(1)The HollyFrontier 2.625% Senior Notes and HF Sinclair 2.625% Senior Notes, inclusive of unamortized discount and debt issuance costs of $0.01 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively, were due October 2023 and were classified as current debt on our consolidated balance sheets.

The fair values of the senior notes are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)

HollyFrontier and HF Sinclair Senior Notes	$1,647,489	$1,655,726

HEP Senior Notes	$854,255	$852,658

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized $1.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $3.5 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively, of interest attributable to construction projects.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
On October 30, 2023, we and HEP announced the commencement of private offers by us to all Eligible Holders (as defined in the Exchange Offer Memorandum) to exchange (the “Exchange Offers”) any and all outstanding HEP 6.375% Senior Notes and HEP 5.000% Senior Notes, for new notes to be issued by us, with registration rights, and cash, pursuant to the terms and subject to the conditions set forth in a confidential exchange offer memorandum and consent solicitation statement, dated October 30, 2023 (the “Exchange Offer Memorandum”). Concurrently with the Exchange Offers, we are soliciting consents (the “Consent Solicitations”) to adopt certain proposed amendments to the indentures governing the existing HEP Senior Notes to, among other things, eliminate from each HEP indenture, as it relates to each series of HEP Senior Notes (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default;” (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the HEP Senior Notes upon a change of control. The Exchange Offers and Consent Solicitations are subject to the consummation of the HEP Merger Transaction. The Exchange Offers and Consent Solicitations are being made only pursuant to the terms and subject to conditions set forth in the Exchange Offer Memorandum.

The Exchange Offer Memorandum and other documents relating to the Exchange Offers and Consent Solicitations will be distributed only to Eligible Holders (as defined in the Exchange Offer Memorandum) of HEP Senior Notes. The Exchange Offers and Consent Solicitations are not being made to holders of HEP Senior Notes in any jurisdiction in which the making or acceptance thereof would not be in compliance with the securities, blue sky or other laws of such jurisdiction. The new notes to be issued by us have not been approved or disapproved by any regulatory authority, nor has any such authority passed upon the accuracy or adequacy of the Exchange Offer Memorandum. The complete terms and conditions of the Exchange Offers and Consent Solicitations are described in the Exchange Offer Memorandum.

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

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Loss Recognized in OCI		Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Income Statement Location	Three Months Ended September 30,
	2023	2022		2023	2022
	(In thousands)
Commodity contracts	$—	$—	Sales and other revenues	$(3,506)	$—

Total	$—	$—		$(3,506)	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Net Unrealized Gain Recognized in OCI		Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Nine Months Ended September 30,		Income Statement Location	Nine Months Ended September 30,
	2023	2022		2023	2022
	(In thousands)
Commodity contracts	$—	$326	Sales and other revenues	$(3,236)	$(5,288)

Total	$—	$326		$(3,236)	$(5,288)

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory, swap contracts to lock in the crack spread of WTI and gasoline, collar contracts and basis swap contracts to mitigate exposure to natural gas price volatility and forward purchase and sell contracts of refined products that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 10 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(In thousands)
Commodity contracts	Cost of products sold	$(29,041)	$27,042	$(9,139)	$(10,364)
	Operating expenses	3,304	—	(7,106)	—
	Interest expense	133	1,479	5,053	4,060
Foreign currency contracts	Gain on foreign currency transactions	10,185	28,922	1,583	35,452
	Total	$(15,419)	$57,443	$(9,609)	$29,148

As of September 30, 2023, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2023	2024	Unit of Measure
Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,475,000	1,475,000	—	Barrels
WTI and gasoline crack spread swaps - short	50,000	50,000	—	Barrels
Forward diesel contracts - long	90,000	90,000	—	Barrels
Foreign currency forward contracts	389,069,835	103,642,531	285,427,304	U.S. dollar
Forward commodity contracts (platinum)	36,969	—	36,969	Troy ounces
Natural gas price swaps (basis spread) - long	5,088,000	2,813,000	2,275,000	MMBTU
Natural gas collar contracts	7,360,000	7,360,000	—	MMBTU

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
September 30, 2023

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$9,566	$—	$9,566
Commodity price swap contracts	6,414	—	6,414	—	—	—
Commodity collar contracts	—	—	—	4,503	—	4,503
Commodity forward contracts	302	—	302	340	—	340
Foreign currency forward contracts	3,560	(209)	3,351	306	—	306
	$10,276	$(209)	$10,067	$14,715	$—	$14,715

Total net balance			$10,067			$14,715

Balance sheet classification:	Prepayment and other		$10,067	Accrued liabilities		$14,715

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2022

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$2,750	$—	$2,750
Commodity price swap contracts	342	—	342	—	—	—
Commodity collar contracts	—	—	—	6,275	—	6,275
Commodity forward contracts	2,949	—	2,949	2,987	—	2,987
Foreign currency forward contracts	15,359	—	15,359	—	—	—
	$18,650	$—	$18,650	$12,012	$—	$12,012

Total net balance			$18,650			$12,012

Balance sheet classification:	Prepayment and other		$18,650	Accrued liabilities		$12,012

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 12:Equity

In September 2022, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs at that time, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. As of August 15, 2023, we had repurchased $995.0 million under this share repurchase program.

On August 15, 2023, our Board of Directors approved a new $1.0 billion share repurchase program, which replaced all existing share repurchase programs, including the $5.0 million remaining authorization under the previously existing $1.0 billion share repurchase program. This new share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This new share repurchase program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

As of September 30, 2023, we had remaining authorization to repurchase up to $825.0 million under this new share repurchase program.

On October 20, 2023, we repurchased 1,376,652 shares of our outstanding common stock, par value $0.01 per share, from REH Company in a privately negotiated transaction under our new share repurchase program and pursuant to the Stock Purchase Agreement, dated October 17, 2023 (the “Stock Purchase Agreement”) between us and REH Company. The price paid by us under the Stock Purchase Agreement was $54.48 per share resulting in an aggregate purchase price of $75.0 million. The purchase price was funded with cash on hand. As of October 20, 2023, we had remaining authorization to repurchase up to $750.0 million under our new share repurchase program.

The following table presents total open market and privately negotiated purchases of shares under our share repurchase programs for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Number of shares repurchased (1)	11,274,917	18,880,528	16,068,774	21,610,528
Cash paid for shares repurchased (in thousands)	$585,574	$942,761	$825,897	$1,075,043

(1) During the three and nine months ended September 30, 2023, 11,274,917 and 13,244,196 shares, respectively, were repurchased for $585.6 million and $685.6 million, respectively, pursuant to privately negotiated repurchases from REH Company. During the three and nine months ended September 30, 2022, 11,842,698 shares were repurchased for $600.0 million pursuant to privately negotiated repurchases from REH Company.

During the nine months ended September 30, 2023 and 2022, we withheld 18,648 and 35,427 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On November 2, 2023, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.45 per share, payable on December 5, 2023 to holders of record of common stock on November 16, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
NOTE 13:Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended September 30, 2023
Net change in foreign currency translation adjustment	$(13,471)	$(2,834)	$(10,637)
Net change in pension and other post-retirement benefit obligations	(960)	(233)	(727)
Other comprehensive loss attributable to HF Sinclair stockholders	$(14,431)	$(3,067)	$(11,364)

Three Months Ended September 30, 2022
Net change in foreign currency translation adjustment	$(30,977)	$(6,522)	$(24,455)
Net change in pension and other post-retirement benefit obligations	(904)	(220)	(684)
Other comprehensive loss attributable to HF Sinclair stockholders	$(31,881)	$(6,742)	$(25,139)

Nine Months Ended September 30, 2023
Net change in foreign currency translation adjustment	$(693)	$(144)	$(549)
Net change in pension and other post-retirement benefit obligations	(2,880)	(699)	(2,181)
Other comprehensive loss attributable to HF Sinclair stockholders	$(3,573)	$(843)	$(2,730)

Nine Months Ended September 30, 2022
Net change in foreign currency translation adjustment	$(47,142)	$(9,918)	$(37,224)
Net unrealized gain on hedging instruments	326	67	259
Net change in pension and other post-retirement benefit obligations	(2,716)	(662)	(2,054)
Other comprehensive loss attributable to HF Sinclair stockholders	$(49,532)	$(10,513)	$(39,019)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the statements of income line item effects for reclassifications out of accumulated other comprehensive income (loss) (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Income Line Item
	Three Months Ended September 30,
	2023	2022
	(In thousands)
Hedging instruments:
Commodity price swaps	$(3,506)	$—	Sales and other revenues
	(850)	—	Income tax expense
	(2,656)	—	Net of tax

Other post-retirement benefit obligations:
Pension obligations	45	43	Gain on sale of assets and other
	11	10	Income tax expense
	34	33	Net of tax

Post-retirement healthcare obligations	918	870	Gain on sale of assets and other
	223	211	Income tax expense
	695	659	Net of tax

Retirement restoration plan	(3)	(9)	Gain on sale of assets and other
	(1)	(2)	Income tax expense
	(2)	(7)	Net of tax

Total reclassifications for the period	$(1,929)	$685

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Income Line Item
	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Hedging instruments:
Commodity price swaps	$(3,236)	$(5,288)	Sales and other revenues
	(785)	(1,282)	Income tax expense
	(2,451)	(4,006)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	135	133	Gain on sale of assets and other
	33	32	Income tax expense
	102	101	Net of tax

Post-retirement healthcare obligations	2,754	2,610	Gain on sale of assets and other
	668	633	Income tax expense
	2,086	1,977	Net of tax

Retirement restoration plan	(9)	(27)	Gain on sale of assets and other
	(2)	(7)	Income tax expense
	(7)	(20)	Net of tax

Total reclassifications for the period	$(270)	$(1,948)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	September 30, 2023	December 31, 2022
	(In thousands)
Foreign currency translation adjustment	$(33,976)	$(33,427)
Unrealized loss on pension obligations	(2,796)	(2,661)
Unrealized gain on post-retirement benefit obligations	12,029	14,075
Accumulated other comprehensive loss	$(24,743)	$(22,013)

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2023
Sales and other revenues:
Revenues from external customers	$6,717,926	$213,144	$1,259,205	$686,123	$29,073	$—	$8,905,471
Intersegment revenues	1,333,008	118,033	—	565	129,287	(1,580,893)	—
	$8,050,934	$331,177	$1,259,205	$686,688	$158,360	$(1,580,893)	$8,905,471
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$6,499,721	$294,682	$1,230,372	$465,602	$—	$(1,554,727)	$6,935,650
Lower of cost or market inventory valuation adjustment	$(26,842)	$(17,006)	$—	$—	$—	$—	$(43,848)
Operating expenses	$495,908	$30,198	$—	$64,965	$58,422	$(26,961)	$622,532
Selling, general and administrative expenses	$50,345	$1,336	$7,731	$40,051	$7,947	$16,803	$124,213
Depreciation and amortization	$119,909	$18,904	$6,002	$22,719	$24,997	$3,031	$195,562
Income (loss) from operations	$911,893	$3,063	$15,100	$93,351	$66,994	$(19,039)	$1,071,362
Earnings (loss) of equity method investments	$—	$—	$—	$—	$3,581	$(572)	$3,009
Capital expenditures	$44,824	$2,812	$4,223	$10,070	$5,714	$13,544	$81,187

Three Months Ended September 30, 2022
Sales and other revenues:
Revenues from external customers	$8,230,606	$254,952	$1,266,681	$820,630	$26,133	$—	$10,599,002
Intersegment revenues	1,405,180	100,708	—	2,809	122,869	(1,631,566)	—
	$9,635,786	$355,660	$1,266,681	$823,439	$149,002	$(1,631,566)	$10,599,002
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$7,680,153	$345,588	$1,255,119	$696,864	$—	$(1,602,471)	$8,375,253
Lower of cost or market inventory valuation adjustment	$—	$16,847		$—	$—	$—	$16,847
Operating expenses	$474,631	$23,427	$—	$69,506	$60,471	$(23,444)	$604,591
Selling, general and administrative expenses	$34,353	$873	$1,351	$41,833	$3,750	$20,517	$102,677
Depreciation and amortization	$102,599	$18,228	$6,355	$20,227	$25,846	$(1,282)	$171,973
Income (loss) from operations	$1,344,050	$(49,303)	$3,856	$(4,991)	$58,935	$(24,886)	$1,327,661
Loss of equity method investments	$—	$—	$—	$—	$(16,334)	$—	$(16,334)
Capital expenditures	$37,653	$24,499	$1,487	$10,158	$7,948	$17,958	$99,703

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Refining	Renewables	Marketing	Lubricants and Specialty Products	HEP	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Nine Months Ended September 30, 2023
Sales and other revenues:
Revenues from external customers	$18,284,853	$590,620	$3,237,523	$2,105,941	$85,322	$—	$24,304,259
Intersegment revenues	3,524,078	311,758	—	10,890	356,087	(4,202,813)	—
	$21,808,931	$902,378	$3,237,523	$2,116,831	$441,409	$(4,202,813)	$24,304,259
Cost of products sold (exclusive of lower of cost or market inventory adjustment)	$17,947,530	$816,226	$3,162,727	$1,513,329	$—	$(4,126,500)	$19,313,312
Lower of cost or market inventory valuation adjustment	$—	$(4,114)	$—	$—	$—	$—	$(4,114)
Operating expenses	$1,440,670	$85,942	$—	$192,592	$163,706	$(74,195)	$1,808,715
Selling, general and administrative expenses	$142,461	$3,587	$22,821	$124,229	$18,094	$36,322	$347,514
Depreciation and amortization	$335,909	$57,846	$17,889	$63,173	$76,002	$8,086	$558,905
Income (loss) from operations	$1,942,361	$(57,109)	$34,086	$223,508	$183,607	$(46,526)	$2,279,927
Earnings (loss) of equity method investments	$—	$—	$—	$—	$11,008	$(572)	$10,436
Capital expenditures	$157,785	$11,193	$15,678	$24,453	$21,978	$30,350	$261,437

Nine Months Ended September 30, 2022
Sales and other revenues:
Revenues from external customers	$23,442,162	$399,204	$2,880,024	$2,419,212	$79,310	$—	$29,219,912
Intersegment revenues	2,988,372	198,401	—	9,177	325,660	(3,521,610)	—
	$26,430,534	$597,605	$2,880,024	$2,428,389	$404,970	$(3,521,610)	$29,219,912
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$21,709,048	$582,521	$2,837,583	$1,777,869	$—	$(3,449,841)	$23,457,180
Lower of cost or market inventory valuation adjustment	$—	$42,839	$—	$—	$—	$—	$42,839
Operating expenses	$1,298,907	$79,796	$—	$209,977	$156,994	$(57,522)	$1,688,152
Selling, general and administrative expenses	$107,358	$2,746	$2,540	$127,137	$12,745	$71,448	$323,974
Depreciation and amortization	$300,060	$34,399	$11,274	$61,426	$73,803	$(344)	$480,618
Income (loss) from operations	$3,015,161	$(144,696)	$28,627	$251,980	$161,428	$(85,351)	$3,227,149
Loss of equity method investments	$—	$—	$—	$—	$(7,261)	$—	$(7,261)
Capital expenditures	$104,284	$210,793	$6,796	$24,553	$31,194	$39,823	$417,443

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. Generally, the words “we,” “our,” “ours” and “us” include Holly Energy Partners, L.P. (“HEP”) and its subsidiaries as consolidated subsidiaries of HF Sinclair, unless when used in disclosures of transactions or obligations between HEP and HF Sinclair or its other subsidiaries. This document contains certain disclosures of agreements that are specific to HEP and its consolidated subsidiaries and do not necessarily represent obligations of HF Sinclair. When used in descriptions of agreements and transactions, “HEP” refers to HEP and its consolidated subsidiaries. References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HollyFrontier”) and its consolidated subsidiaries and do not include Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil LLC, Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair, “we,” “our,” “ours,” and “us” with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses. Unless otherwise specified, the financial statements included herein include financial information for HF Sinclair, which for the time period from March 14, 2022 to September 30, 2023 includes the combined business operations of HollyFrontier and the Acquired Sinclair Businesses.

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

For the three months ended September 30, 2023, net income attributable to HF Sinclair stockholders was $790.9 million compared to $954.4 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, net income attributable to HF Sinclair stockholders was $1,651.8 million compared to $2,335.6 million for the nine months ended September 30, 2022. Our results for the third quarter of 2023 were favorably impacted by healthy demand for transportation fuels, lubricants and transportation and terminal services and constrained refined product supply. We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

In the Refining segment, we saw healthy refining margins in both the West and Mid-Continent regions in the third quarter of 2023 as a result of steady demand and tight supply during the period. The first nine months of 2023 included a significant number of turnarounds; with turnarounds completed at six of our seven refineries. These turnarounds have also provided us with the opportunity to execute maintenance strategies focused on improving operational reliability.

In the Renewables segment, we continued to optimize the operation of our assets and reliability in the third quarter of 2023.

In the Marketing segment, we continued to see strong value in the Sinclair brand in the third quarter of 2023 as the marketing business continued to provide a consistent sales channel with margin uplift for our produced fuels.

In the Lubricants segment, effective the first quarter of 2023, management views the Lubricants and Specialty Products segment as an integrated business of processing feedstocks into base oils and processing base oils into finished lubricant products along with the packaging, distribution and sales to customers. In the third quarter of 2023, despite weakening base oil prices during the period, we continued to see strong performance (excluding FIFO) driven by sales mix optimization across our finished products portfolio.

Table of Content
HEP Merger Transaction
On August 15, 2023, HF Sinclair entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HEP, Navajo Pipeline Co., L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of HF Sinclair (“HoldCo”), Holly Apple Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of HoldCo (“Merger Sub”), HEP Logistics Holdings, L.P., a Delaware limited partnership and the general partner of HEP (“HLH”), and Holly Logistic Services, L.L.C., a Delaware limited liability company and the general partner of HLH (the “General Partner”), pursuant to which Merger Sub will merge with and into HEP, with HEP surviving as an indirect, wholly owned subsidiary of HF Sinclair (such merger, together with the other transactions contemplated by the Merger Agreement, being referred to herein as the “HEP Merger Transaction”).

Under the terms of the Merger Agreement, each outstanding common unit of HEP, other than the HEP common units already owned by HF Sinclair and its subsidiaries, will be converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. Completion of the HEP Merger Transaction is subject to the approval of HF Sinclair stockholders and HEP unitholders and the satisfaction of certain customary closing conditions. The HEP Merger Transaction is expected to close in the fourth quarter of 2023, assuming the satisfaction or waiver of all the conditions to the HEP Merger Transaction.

For a description of HF Sinclair’s and HEP’s existing indebtedness, as well as the proposed changes thereto associated with the HEP Merger Transaction, see Note 10 “Debt” in the Notes to Consolidated Financial Statements.

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

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $237.8 million and $596.1 million for the three and nine months ended September 30, 2023. At September 30, 2023, our open RINs credit obligations were $22.3 million. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on RINs credit obligations assumed in the Sinclair Transactions.

Recent U.S. Tax Legislation
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law. As part of this Inflation Reduction Act, an excise tax of 1% tax was imposed on the fair market value of net stock repurchases made after December 31, 2022, which has been reflected in our financials.

OUTLOOK

Within our Refining segment, for the fourth quarter of 2023, we expect to run between 590,000 – 620,000 barrels per day of crude oil. This guidance reflects planned maintenance activities at our Tulsa refineries during the period. Refined product margins are expected to be impacted by typical seasonal weakness in gasoline in the fourth quarter of 2023.

Within our Renewables segment, despite weakening macroeconomic factors during the third quarter of 2023, we expect to continue to increase throughputs through improved reliability and feedstock optimization with the target of achieving normalized run rates by the end of 2023.

Within our Marketing segment, we expect to see 5% or more annual growth in the number of sites.

Within our Lubricants and Specialty Products segment, we expect to see continued favorable product mix, seasonal improvement for transportation lubricants demand, offset by softness in certain finished products into the fourth quarter of 2023. We continue to look for ways to optimize the business.

Table of Content

Subject to the Merger Agreement and the discretion of the board of directors of the General Partner to declare distributions, HEP expects its future cash distribution will continue as long as it remains a public company.

On August 15, 2023, our Board of Directors authorized a new $1.0 billion share repurchase program. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. On November 2, 2023, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.45 per share. The dividend is payable on December 5, 2023 to holders of record of common stock on November 16, 2023.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2023 and 2022 is presented in the following sections.

Table of Content

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2022
	2023	2022	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$8,905,471	$10,599,002	$(1,693,531)	(16)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	6,935,650	8,375,253	(1,439,603)	(17)
Lower of cost or market inventory valuation adjustment	(43,848)	16,847	(60,695)	(360)
	6,891,802	8,392,100	(1,500,298)	(18)
Operating expenses (exclusive of depreciation and amortization)	622,532	604,591	17,941	3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	124,213	102,677	21,536	21
Depreciation and amortization	195,562	171,973	23,589	14
Total operating costs and expenses	7,834,109	9,271,341	(1,437,232)	(16)
Income from operations	1,071,362	1,327,661	(256,299)	(19)
Other income (expense):
Earnings (loss) of equity method investments	3,009	(16,334)	19,343	(118)
Interest income	24,577	9,821	14,756	150
Interest expense	(48,686)	(44,830)	(3,856)	9
Gain on foreign currency transactions	860	1,544	(684)	(44)
Gain on sale of assets and other	8,954	2,130	6,824	320
	(11,286)	(47,669)	36,383	(76)
Income before income taxes	1,060,076	1,279,992	(219,916)	(17)
Income tax expense	235,015	301,853	(66,838)	(22)
Net income	825,061	978,139	(153,078)	(16)
Less net income attributable to noncontrolling interest	34,139	23,734	10,405	44
Net income attributable to HF Sinclair stockholders	$790,922	$954,405	$(163,483)	(17)%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$4.23	$4.45	$(0.22)	(5)%
Diluted	$4.23	$4.45	$(0.22)	(5)%
Cash dividends declared per common share	$0.45	$0.40	$0.05	13%
Average number of common shares outstanding:
Basic	185,456	212,388	(26,932)	(13)%
Diluted	185,456	212,388	(26,932)	(13)%

Table of Content

	Nine Months Ended September 30,		Change from 2022
	2023	2022	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$24,304,259	$29,219,912	(4,915,653)	(17)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	19,313,312	23,457,180	(4,143,868)	(18)
Lower of cost or market inventory valuation adjustment	(4,114)	42,839	(46,953)	(110)
	19,309,198	23,500,019	(4,190,821)	(18)
Operating expenses (exclusive of depreciation and amortization)	1,808,715	1,688,152	120,563	7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	347,514	323,974	23,540	7
Depreciation and amortization	558,905	480,618	78,287	16
Total operating costs and expenses	22,024,332	25,992,763	(3,968,431)	(15)
Income from operations	2,279,927	3,227,149	(947,222)	(29)

Other income (expense):
Earnings (loss) of equity method investments	10,436	(7,261)	17,697	(244)
Interest income	62,103	12,662	49,441	390
Interest expense	(141,490)	(118,650)	(22,840)	19
Gain on foreign currency transactions	2,478	778	1,700	219
Gain on sale of assets and other	11,737	8,345	3,392	41
	(54,736)	(104,126)	49,390	(47)
Income before income taxes	2,225,191	3,123,023	(897,832)	(29)
Income tax expense	480,640	706,675	(226,035)	(32)
Net income	1,744,551	2,416,348	(671,797)	(28)
Less net income attributable to noncontrolling interest	92,702	80,707	11,995	15
Net income attributable to HF Sinclair stockholders	$1,651,849	$2,335,641	$(683,792)	(29)%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$8.57	$11.35	$(2.78)	(24)%
Diluted	$8.57	$11.35	$(2.78)	(24)%
Cash dividends declared per common share	$1.35	$0.80	$0.55	69%
Average number of common shares outstanding:
Basic	191,047	203,610	(12,563)	(6)%
Diluted	191,047	203,610	(12,563)	(6)%

Balance Sheet Data

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,214,751	$1,665,066
Working capital	$3,925,173	$3,502,790
Total assets	$18,901,812	$18,125,483
Total debt	$3,169,781	$3,255,472
Total equity	$10,615,267	$10,017,572

Table of Content
Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net cash provided by operating activities	$1,398,906	$872,817	$2,066,571	$2,862,209
Net cash used for investing activities	$(71,440)	$(126,815)	$(247,720)	$(665,826)
Net cash used for financing activities	$(725,480)	$(995,650)	$(1,268,273)	$(975,478)
Capital expenditures	$81,187	$99,703	$261,437	$417,443
EBITDA (1)	$1,245,608	$1,463,240	$2,770,781	$3,628,922

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

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper refineries. The refinery operations of the Parco and Casper refineries are included for the period March 14, 2022 (date of acquisition) through September 30, 2023. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (8)
Mid-Continent Region
Crude charge (BPD) (1)	250,280	278,410	230,130	282,130
Refinery throughput (BPD) (2)	269,270	293,890	249,170	297,240
Sales of produced refined products (BPD) (3)	257,270	280,390	234,470	279,940
Refinery utilization (4)	96.3%	107.1%	88.5%	108.5%

Average per produced barrel (5)
Refinery gross margin	$21.81	$25.72	$20.61	$22.62
Refinery operating expenses (6)	6.80	6.12	7.44	6.12
Net operating margin	$15.01	$19.60	$13.17	$16.50

Refinery operating expenses per throughput barrel (7)	$6.50	$5.84	$7.00	$5.76

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (8)
Mid-Continent Region
Feedstocks:
Sweet crude oil	53%	59%	59%	58%
Sour crude oil	22%	26%	18%	21%
Heavy sour crude oil	18%	10%	15%	16%
Other feedstocks and blends	7%	5%	8%	5%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	50%	51%	50%
Diesel fuels	30%	34%	30%	34%
Jet fuels	6%	6%	6%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	4%	4%	3%
Base oils	3%	3%	4%	4%
LPG and other	4%	2%	4%	2%
Total	100%	100%	100%	100%

West Region
Crude charge (BPD) (1)	351,650	367,370	321,700	317,700
Refinery throughput (BPD) (2)	375,830	391,230	351,880	340,920
Sales of produced refined products (BPD) (3)	376,910	394,980	348,740	338,330
Refinery utilization (4)	84.1%	87.9%	77.0%	81.2%

Average per produced barrel (5)
Refinery gross margin	$29.85	$35.56	$26.70	$32.40
Refinery operating expenses (6)	9.66	8.72	10.13	9.00
Net operating margin	$20.19	$26.84	$16.57	$23.40

Refinery operating expenses per throughput barrel (7)	$9.69	$8.80	$10.04	$8.93

Feedstocks:
Sweet crude oil	30%	25%	31%	27%
Sour crude oil	45%	50%	43%	50%
Heavy sour crude oil	13%	14%	12%	11%
Black wax crude oil	6%	5%	6%	5%
Other feedstocks and blends	6%	6%	8%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	53%	53%	52%
Diesel fuels	32%	34%	31%	32%
Jet fuels	7%	5%	6%	5%
Fuel oil	2%	1%	2%	4%
Asphalt	3%	3%	2%	3%
LPG and other	5%	4%	6%	4%
Total	100%	100%	100%	100%

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (8)
Consolidated
Crude charge (BPD) (1)	601,930	645,780	551,830	599,830
Refinery throughput (BPD) (2)	645,100	685,120	601,050	638,160
Sales of produced refined products (BPD) (3)	634,180	675,370	583,210	618,270
Refinery utilization (4)	88.8%	95.2%	81.4%	92.2%

Average per produced barrel (5)
Refinery gross margin	$26.59	$31.47	$24.25	$27.97
Refinery operating expenses (6)	8.50	7.64	9.05	7.70
Net operating margin	$18.09	$23.83	$15.20	$20.27

Refinery operating expenses per throughput barrel (7)	$8.36	$7.53	$8.78	$8.51

Feedstocks:
Sweet crude oil	40%	39%	43%	42%
Sour crude oil	35%	39%	33%	36%
Heavy sour crude oil	15%	13%	13%	13%
Black wax crude oil	3%	3%	3%	3%
Other feedstocks and blends	7%	6%	8%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	52%	53%	51%
Diesel fuels	31%	34%	30%	33%
Jet fuels	7%	6%	6%	6%
Fuel oil	1%	1%	1%	2%
Asphalt	3%	3%	3%	3%
Base oils	1%	1%	2%	2%
LPG and other	5%	3%	5%	3%
Total	100%	100%	100%	100%

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
(8)We acquired the Parco and Casper refineries on March 14, 2022. Refining operating data for the nine months ended September 30, 2022 includes crude oil and feedstocks processed and refined products sold at our Parco and Casper refineries for the period March 14, 2022 through September 30, 2022 only, averaged over the 273 days in the nine months ended September 30, 2022.

Table of Content
Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations and includes our Sinclair RDU for the period March 14, 2022 (the date of acquisition) through September 30, 2023. The renewables gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Renewables
Sales volumes (in thousand gallons)	54,909	51,840	152,896	82,471
Average per produced gallon (1)
Renewables gross margin	$0.66	$0.19	$0.56	$0.18
Renewables operating expenses (2)	0.55	0.45	0.56	0.97
Net operating margin	$0.11	$(0.26)	$—	$(0.79)

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

Marketing Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our marketing operations and includes our Sinclair branded fuel business for the period March 14, 2022 (the date of acquisition) through September 30, 2023. The marketing gross margin does not include the non-cash effects of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022	2023 (1)	2022
Marketing
Number of branded sites at period end	1,535	1,358	1,535	1,358
Sales volumes (in thousand gallons)	398,399	362,499	1,091,216	782,518
Gross margin per gallon of sales (2)	$0.07	$0.03	$0.07	$0.05

(1)Includes non-Sinclair branded sites from legacy HollyFrontier agreements.
(2)Represents average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q.

Lubricants and Specialty Products Segment Operating Data

The following table sets forth information about our lubricants and specialty products operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lubricants and Specialty Products
Sales of produced refined products (BPD)	30,400	32,610	30,440	33,870

Sales of produced refined products:
Finished products	49%	49%	51%	51%
Base oils	27%	26%	27%	28%
Other	24%	25%	22%	21%
Total	100%	100%	100%	100%

Table of Content
Effective the first quarter of 2023, management views the Lubricants and Specialty Products segment as an integrated business of processing feedstocks into base oils and processing base oils into finished lubricant products along with the packaging, distribution and sales to customers.

Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Summary
Net income attributable to HF Sinclair stockholders for the three months ended September 30, 2023 was $790.9 million ($4.23 per basic and diluted share), a $163.5 million decrease compared to net income of $954.4 million ($4.45 per basic and diluted share) for the three months ended September 30, 2022. The decrease in net income was principally driven by lower refinery gross margins in both the West and Mid-Continent regions and lower refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our refining and renewables inventories increased pre-tax earnings by $43.8 million for the three months ended September 30, 2023 and decreased pre-tax earnings by $16.8 million for the three months ended September 30, 2022. Refinery gross margins for the three months ended September 30, 2023 decreased to $26.59 per produced barrel sold from $31.47 for the three months ended September 30, 2022.

Sales and Other Revenues
Sales and other revenues decreased 16% from $10,599.0 million for the three months ended September 30, 2022 to $8,905.5 million for the three months ended September 30, 2023 principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $1,259.2 million, $686.1 million and $213.1 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended September 30, 2023. Sales and other revenues included $1,266.7 million, $820.6 million and $255.0 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the three months ended September 30, 2022.

Cost of Products Sold
Total cost of products sold decreased 18% from $8,392.1 million for the three months ended September 30, 2022 to $6,891.8 million for the three months ended September 30, 2023 principally due to lower crude oil costs and lower refined product sales volumes. During the third quarter of 2023, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Refining segment inventories of $26.8 million. Also during the third quarter of 2023, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Renewables segment inventories of $17.0 million as compared to a charge of $16.8 million for the three months ended September 30, 2022. Within our Lubricants and Specialty Products segment, FIFO impact was a benefit of $29.9 million and a charge of $44.4 million for the three months ended September 30, 2023 and 2022, respectively.

Gross Refinery Margins
Gross refinery margin per produced barrel sold decreased 16% from $31.47 for the three months ended September 30, 2022 to $26.59 for the three months ended September 30, 2023. The decrease was due to lower average per barrel sold sales prices, partially offset by lower crude oil and feedstock prices during the three months ended September 30, 2023. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 3% from $604.6 million for the three months ended September 30, 2022 to $622.5 million for the three months ended September 30, 2023 primarily due to increased maintenance activities, partially offset by lower natural gas costs during the three months ended September 30, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 21% from $102.7 million for the three months ended September 30, 2022 to $124.2 million for the three months ended September 30, 2023 primarily due to higher costs related to employee expenses and information technology and other professional services as compared to the prior period. We incurred $6.6 million and $10.7 million in acquisition integration and regulatory costs during the three months ended September 30, 2023 and 2022, respectively.

Table of Content
Depreciation and Amortization Expenses
Depreciation and amortization increased 14% from $172.0 million for the three months ended September 30, 2022 to $195.6 million for the three months ended September 30, 2023. This increase was principally due to depreciation and amortization attributable to capitalized refinery turnaround costs and capitalized improvement projects during the three months ended September 30, 2023.

Earnings (Loss) of Equity Method Investments
For the three months ended September 30, 2023, we recorded earnings of $3.0 million of equity method investment compared to a loss of $16.3 million for the three months ended September 30, 2022. Net loss during the three months ended September 30, 2022 was primarily due to HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties, net of insurance proceeds received to date, for Osage Pipe Line Company, LLC (“Osage Pipeline”). In July 2022, Osage Pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline resumed operations during the third quarter of 2022.

Interest Income
Interest income was $24.6 million for the three months ended September 30, 2023 compared to $9.8 million for the three months ended September 30, 2022. The increase in interest income was primarily due to higher interest rates on cash investments during the three months ended September 30, 2023.

Interest Expense
Interest expense was $48.7 million for the three months ended September 30, 2023 compared to $44.8 million for the three months ended September 30, 2022. This increase was primarily due to higher market interest rates on HEP’s revolving credit facility during the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, interest expense attributable to our HEP segment was $27.3 million and $23.0 million, respectively.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net gain of $0.9 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, gain on foreign currency transactions included gains of $10.2 million and $28.9 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended September 30, 2023, we recorded income tax expense of $235.0 million compared to $301.9 million for the three months ended September 30, 2022. This decrease was principally due to lower pre-tax income during the three months ended September 30, 2023 compared to the same period of 2022. Our effective tax rates were 22.2% and 23.6% for the three months ended September 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended September 30, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended September 30, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

Results of Operations – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Summary
Net income attributable to HF Sinclair stockholders for the nine months ended September 30, 2023 was $1,651.8 million ($8.57 per basic and diluted share), a $683.8 million decrease compared to net income of $2,335.6 million ($11.35 per basic and diluted share) for the nine months ended September 30, 2022. The decrease in net income was principally driven by lower refinery gross margins and lower refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our Renewables segment inventories increased pre-tax earnings by $4.1 million for the nine months ended September 30, 2023 and decreased pre-tax earnings by $42.8 million for the nine months ended September 30, 2022. Refinery gross margins for the nine months ended September 30, 2023 decreased to $24.25 per produced barrel sold from $27.97 for the nine months ended September 30, 2022.

Table of Content
Sales and Other Revenues
Sales and other revenues decreased 17% from $29,219.9 million for the nine months ended September 30, 2022 to $24,304.3 million for the nine months ended September 30, 2023 principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $3,237.5 million, $2,105.9 million and $590.6 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the nine months ended September 30, 2023. Sales and other revenues included $2,880.0 million, $2,419.2 million and $399.2 million in unaffiliated revenues related to our Marketing, Lubricants and Specialty Products and Renewables segments, respectively, for the nine months ended September 30, 2022.

Cost of Products Sold
Total cost of products sold decreased 18% from $23,500.0 million for the nine months ended September 30, 2022 to $19,309.2 million for the nine months ended September 30, 2023 principally due to lower crude oil costs and lower refined product sales volumes. During the nine months ended September 30, 2023, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Renewables segment inventories of $4.1 million as compared to a charge of $42.8 million during the nine months ended September 30, 2022. Within our Lubricants and Specialty Products segment, FIFO impact was a benefit of $16.4 million and $84.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Gross Refinery Margins
Gross refinery margin per produced barrel sold decreased 13% from $27.97 for the nine months ended September 30, 2022 to $24.25 for the nine months ended September 30, 2023 principally due to lower average per barrel sold sales prices, partially offset by lower crude oil and feedstock prices during the nine months ended September 30, 2023. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Form 10-Q for a reconciliation to the income statement of sales prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 7% from $1,688.2 million for the nine months ended September 30, 2022 to $1,808.7 million for the nine months ended September 30, 2023 primarily due to our acquisition of the Acquired Sinclair Businesses and increased maintenance activities, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7% from $324.0 million for the nine months ended September 30, 2022 to $347.5 million for the nine months ended September 30, 2023 primarily due to our acquisition of the Acquired Sinclair Businesses and higher costs related to employee expenses, information technology and other professional services as compared to the prior period, partially offset by a decrease in acquisition integration and regulatory costs. We incurred $14.1 million and $48.1 million in acquisition integration and regulatory costs during the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 16% from $480.6 million for the nine months ended September 30, 2022 to $558.9 million for the nine months ended September 30, 2023. This increase was principally due to depreciation and amortization attributable to capitalized turnaround costs, capitalized improvement projects and the Acquired Sinclair Businesses.

Earnings (Loss) of Equity Method Investments
For the nine months ended September 30, 2023, we recorded net earnings of $10.4 million of equity method investments as compared to a net loss of $7.3 million for the nine months ended September 30, 2022. Net loss during the nine months ended September 30, 2022 was primarily due to HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties, net of insurance proceeds received to date, for Osage Pipeline. In July 2022, Osage Pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline resumed operations during the third quarter of 2022.

Interest Income
Interest income was $62.1 million for the nine months ended September 30, 2023 compared to $12.7 million for the nine months ended September 30, 2022. The increase in interest income was primarily due to the increase in the average cash balance and higher interest rates on cash investments.

Table of Content

Interest Expense
Interest expense was $141.5 million for the nine months ended September 30, 2023 compared to $118.7 million for the nine months ended September 30, 2022. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of HEP’s 6.375% senior notes maturing in April 2027 and higher market interest rates on HEP’s revolving credit facility during the nine months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, interest expense attributable to our HEP Segment was $79.7 million and $57.0 million, respectively.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net gain of $2.5 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, gain on foreign currency transactions included gains of $1.6 million and $35.5 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the nine months ended September 30, 2023, we recorded income tax expense of $480.6 million compared to $706.7 million for the nine months ended September 30, 2022. This decrease was principally due to lower pre-tax income during the nine months ended September 30, 2023 compared to the same period of 2022. Our effective tax rates were 21.6% and 22.6% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2023 is primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2022 was primarily due to the impact of federal tax credits and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2023, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

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

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At September 30, 2023, there were no letters of credit outstanding under such facilities.

HEP Credit Agreement
HEP has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows HEP to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. During the nine months ended September 30, 2023, HEP had net repayments of $89.5 million under the HEP Credit Agreement. At September 30, 2023, HEP was in compliance with all of its covenants, had outstanding borrowings of $578.5 million and no outstanding letters of credit under the HEP Credit Agreement.

Table of Content
In connection with the consummation of the HEP Merger Transaction, HEP expects to amend the HEP Credit Agreement to, among other things, (a) provide a guaranty from us and terminate all guaranties from subsidiaries of HEP, (b) amend the definition of “Investment Grade Rating” (as defined in the HEP Credit Agreement) to reference the credit rating of our senior unsecured indebtedness, (c) eliminate the requirement to deliver separate audited and unaudited financial statements for HEP and its subsidiaries and only provide certain segment-level reporting for HEP with any compliance certificate delivered in accordance with the HEP Credit Agreement and (d) amend certain covenants to eliminate certain restrictions on (i) amendments to intercompany contracts, (ii) transactions with us and our subsidiaries and (iii) investments in and contributions, dividends, transfers and distributions to us and our subsidiaries. There can be no assurance that the administrative agent and the lenders party thereto will agree to amend the HEP Credit Agreement in a timely manner, or on acceptable terms, if at all.

HF Sinclair Senior Notes
In October 2023, we repaid at maturity our $59.637 million aggregate principal amount HollyFrontier 2.625% Senior Notes and $248.190 million aggregate principal amount HF Sinclair 2.625% Senior Notes.

See Note 10 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

HEP Exchange Offer
As of September 30, 2023, HEP had outstanding $400.0 million aggregate principal amount of 6.375% senior notes due 2027 (the “HEP 6.375% Senior Notes”) and $500.0 million aggregate principal amount of 5.000% senior notes due 2028 (the “HEP 5.000% Senior Notes” and, together with the HEP 6.375% Senior Notes, the “HEP Senior Notes”). On October 30, 2023, we and HEP announced the commencement of private offers by us to all Eligible Holders (as defined in the Exchange Offer Memorandum) to exchange (the “Exchange Offers”) any and all outstanding HEP 6.375% Senior Notes and HEP 5.000% Senior Notes, for new notes to be issued by us, with registration rights, and cash, pursuant to the terms and subject to the conditions set forth in a confidential exchange offer memorandum and consent solicitation statement, dated October 30, 2023 (the “Exchange Offer Memorandum”). Concurrently with the Exchange Offers, we are soliciting consents (the “Consent Solicitations”) to adopt certain proposed amendments to the indentures governing the existing HEP Senior Notes to, among other things, eliminate from each HEP indenture, as it relates to each series of HEP Senior Notes (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default;” (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the HEP Senior Notes upon a change of control. The Exchange Offers and Consent Solicitations are subject to the consummation of the HEP Merger Transaction. The Exchange Offers and Consent Solicitations are being made only pursuant to the terms and subject to conditions set forth in the Exchange Offer Memorandum.

The Exchange Offer Memorandum and other documents relating to the Exchange Offers and Consent Solicitations will be distributed only to Eligible Holders (as defined in the Exchange Offer Memorandum) of Existing HEP Notes. The Exchange Offers and Consent Solicitations are not being made to holders of Existing HEP Notes in any jurisdiction in which the making or acceptance thereof would not be in compliance with the securities, blue sky or other laws of such jurisdiction. The new notes to be issued by HF Sinclair have not been approved or disapproved by any regulatory authority, nor has any such authority passed upon the accuracy or adequacy of the Exchange Offer Memorandum. The complete terms and conditions of the Exchange Offers and Consent Solicitations are described in the Exchange Offer Memorandum.

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

Our standalone (excluding HEP) liquidity was approximately $3.85 billion at September 30, 2023, consisting of cash and cash equivalents of $2.20 billion and an undrawn $1.65 billion credit facility.

Table of Content
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

In September 2022, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs at that time, authorizing us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. As of August 15, 2023, we had repurchased $995.0 million under this share repurchase program.

On August 15, 2023, our Board of Directors approved a new $1.0 billion share repurchase program, which replaced all existing share repurchase programs, including the $5.0 million remaining authorization under the previously existing $1.0 billion share repurchase program. This new share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This new share repurchase program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the nine months ended September 30, 2023, we made open market and privately negotiated purchases of 16,068,774 shares for $825.9 million under our share repurchase programs, of which 13,244,196 shares were repurchased for $685.6 million pursuant to privately negotiated repurchases from REH Company. As of September 30, 2023, we had remaining authorization to repurchase up to $825.0 million under the new share repurchase program.

On October 20, 2023, we repurchased 1,376,652 shares of our outstanding common stock, par value $0.01 per share, from REH Company in a privately negotiated transaction under our new share repurchase program and pursuant to the Stock Purchase Agreement, dated October 17, 2023 (the “Stock Purchase Agreement”) between us and REH Company. The price paid by us under the Stock Purchase Agreement was $54.48 per share resulting in an aggregate purchase price of $75.0 million. The purchase price was funded with cash on hand. As of October 20, 2023, we had remaining authorization to repurchase up to $750.0 million under our new share repurchase program.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net cash flows provided by operating activities were $2,066.6 million for the nine months ended September 30, 2023 compared to $2,862.2 million for the nine months ended September 30, 2022, a decrease of $795.6 million primarily driven by lower income from operations combined with higher turnaround spend during the nine months ended September 30, 2023. Changes in working capital increased operating cash flows by $144.0 million for the nine months ended September 30, 2023 and decreased operating cash flows by $45.7 million for the nine months ended September 30, 2022. Additionally, for the nine months ended September 30, 2023, turnaround expenditures were $471.1 million compared to $97.8 million for the nine months ended September 30, 2022.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, our net cash flows used for investing activities were $247.7 million. Cash expenditures for properties, plants and equipment for the nine months ended September 30, 2023 were $261.4 million, which include HEP capital expenditures of $22.0 million for the nine months ended September 30, 2023.

For the nine months ended September 30, 2022, our net cash flows used for investing activities were $665.8 million. On March 14, 2022, we closed the Sinclair Transactions and paid cash of $251.4 million. The remainder of the purchase consideration was funded with the issuance of HF Sinclair common stock and HEP common units. See Note 2 “Acquisitions” in the Notes to Consolidated Financial Statements for additional information on the Sinclair Transactions. Cash expenditures for properties, plants and equipment for the nine months of ended September 30, 2022 were $417.4 million primarily due to expenditures related to our renewable diesel units. Cash expenditures for properties, plants and equipment include HEP capital expenditures of $31.2 million for the nine months ended September 30, 2022.

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

HEP
Each year the General Partner’s board of directors approves HEP’s annual capital budget, which specifies capital projects that HEP management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, HEP’s planned capital expenditures for a given year consist of expenditures approved for capital projects included in its current year capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. In addition, HEP may spend funds periodically to perform capital upgrades or additions to its assets where a customer reimburses HEP for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

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

With the majority of our planned maintenance activity behind us, we expect to end the year at the lower end of our capital spend range for 2023.

Cash Flows – Financing Activities

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, our net cash flows used for financing activities were $1,268.3 million. During the nine months ended September 30, 2023, we repurchased $833.6 million of our common stock and paid $258.9 million in dividends. During the nine months ended September 30, 2023, HEP had net repayments of $89.5 million under the HEP Credit Agreement and paid distributions of $77.0 million to noncontrolling interests.

Table of Content
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

Contractual Obligations and Commitments

HF Sinclair Corporation

There were no significant changes to our long-term contractual obligations during the nine months ended September 30, 2023.

HEP

During the nine months ended September 30, 2023, HEP had net repayments of $89.5 million resulting in $578.5 million of outstanding borrowings under the HEP Credit Agreement at September 30, 2023.

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

Inventory Valuation
Inventories related to our refining and renewables operations are stated at the lower of cost, using the LIFO method for crude oil / feedstock and unfinished and finished refined products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

At September 30, 2023, our lower of cost or market inventory valuation reserve was $57.0 million. This amount, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value. Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

Table of Content
Valuation of Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach, which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

Goodwill
As of September 30, 2023, our goodwill balance was $3.0 billion, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants and Specialty Products and HEP segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2023 and determined there was no impairment of goodwill attributable to our reporting units. The estimated fair values of our reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. The excess of the fair values of the reporting units over their respective carrying values ranged from 23% to 91%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual goodwill testing.

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

As of September 30, 2023, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2023	2024	Unit of Measure

NYMEX futures (WTI) - short	1,475,000	1,475,000	—	Barrels
WTI and gasoline crack spread swaps - short	50,000	50,000	—	Barrels
Forward gasoline contracts - long	90,000	90,000	—	Barrels
Foreign currency forward contracts	389,069,835	103,642,531	285,427,304	U.S. dollar
Forward commodity contracts (platinum) (1)	36,969	—	36,969	Troy ounces
Natural gas price swaps (basis spread) - long	5,088,000	2,813,000	2,275,000	MMBTU
Natural gas collar contracts	7,360,000	7,360,000	—	MMBTU

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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at September 30,
	2023	2022
	(In thousands)
10% increase in underlying commodity prices	$(10,387)	$(15,089)
10% decrease in underlying commodity prices	$10,178	$15,089

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes, changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2023 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HollyFrontier and HF Sinclair Senior Notes	$1,707,827	$1,647,489	$72,519

HEP Senior Notes	$900,000	$854,255	$21,274

Table of Content
For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2023, outstanding borrowings under the HEP Credit Agreement were $578.5 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to HF Sinclair stockholders	$790,922	$954,405	$1,651,849	$2,335,641
Add interest expense	48,686	44,830	141,490	118,650
Subtract interest income	(24,577)	(9,821)	(62,103)	(12,662)
Add income tax expense	235,015	301,853	480,640	706,675
Add depreciation and amortization	195,562	171,973	558,905	480,618
EBITDA	$1,245,608	$1,463,240	$2,770,781	$3,628,922

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per barrel amounts)
Consolidated
Refining segment sales and other revenues	$8,050,934	$9,635,786	$21,808,931	$26,430,534
Refining segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	6,499,721	7,680,153	17,947,530	21,709,048
Lower of cost or market inventory adjustment	(26,842)	—	—	—
	1,578,055	1,955,633	3,861,401	4,721,486
Add lower of cost or market inventory adjustment	(26,842)	—	—	—
Refinery gross margin	$1,551,213	$1,955,633	$3,861,401	$4,721,486

Refining segment operating expenses	$495,908	$474,631	$1,440,670	$1,298,907

Produced barrels sold (BPD)	634,180	675,370	583,210	618,270

Refinery gross margin per produced barrel sold	$26.59	$31.47	$24.25	$27.97
Less average refinery operating expenses per produced barrel sold	8.50	7.64	9.05	7.70
Net operating margin per produced barrel sold	$18.09	$23.83	$15.20	$20.27

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except for per gallon amounts)
Renewables segment sales and other revenues	$331,177	$355,660	$902,378	$597,605
Renewables segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	294,682	345,588	816,226	582,521
Lower of cost or market inventory adjustment	(17,006)	16,847	(4,114)	42,839
	53,501	(6,775)	90,266	(27,755)
Add (subtract) lower of cost or market inventory adjustment	(17,006)	16,847	(4,114)	42,839
Renewables gross margin	$36,495	$10,072	$86,152	$15,084

Renewables segment operating expense	$30,198	$23,427	$85,942	$79,796

Produced gallons sold (in thousand gallons)	54,909	51,840	152,896	82,471

Renewables gross margin per produced gallon sold	$0.66	$0.19	$0.56	$0.18
Less average renewables operating expense per produced gallon sold	0.55	0.45	0.56	0.97
Net operating margin per produced gallon sold	$0.11	$(0.26)	$—	$(0.79)

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

Reconciliation of marketing gross margin to gross margin per gallon sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except for per gallon amounts)
Marketing segment sales and other revenues	$1,259,205	$1,266,681	$3,237,523	$2,880,024
Marketing segment cost of products sold	1,230,372	1,255,119	3,162,727	2,837,583
Marketing gross margin	$28,833	$11,562	$74,796	$42,441

Sales volumes (in thousand gallons)	398,399	362,499	1,091,216	782,518

Marketing segment gross margin per gallon sold	$0.07	$0.03	$0.07	$0.05

Table of Content
Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Environmental Matters

Navajo
HollyFrontier Navajo Refining LLC (now known as HF Sinclair Navajo Refining LLC (“HFS Navajo”)) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

Beginning in the spring of 2021, HFS Navajo and the Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021 and August 2023, the EPA presented to HFS Navajo potential claims for stipulated penalties for alleged noncompliance with a 2002 consent decree.

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

The HEP Merger Transaction is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the HEP Merger Transaction, or significant delays in completing the HEP Merger Transaction, could negatively affect the trading prices of our common stock.

The completion of the HEP Merger Transaction is not assured and is subject to certain risks, some of which are beyond our control, including the risk that certain conditions of the Merger Agreement are not satisfied or waived, which may prevent, delay or otherwise result in the HEP Merger Transaction not occurring. These conditions include, among other things, approval by the HEP unitholders by the affirmative vote or consent of the holders of a majority of the outstanding HEP common units of the Merger Agreement, approval by a majority of the votes cast by our stockholders entitled to vote on such proposal of the issuance of shares of HF Sinclair common stock as part of the Merger Consideration (as defined herein) and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”) (the 30-day HSR Act waiting period expired on October 10, 2023, at 11:59 PM Eastern time). We and HEP cannot predict with certainty whether and when any of these conditions will be satisfied. Failure to complete, or significant delays in completing, the HEP Merger Transaction could negatively affect the trading prices of our common stock and HEP common units.

We and HEP will each be subject to business uncertainties while the HEP Merger Transaction is pending, which could adversely affect their respective businesses.

Uncertainty about the effect of the HEP Merger Transaction on the business relationships or commercial arrangements for the companies that do business with us and HEP may have an adverse effect on our and HEP’s respective businesses. These uncertainties may impair the ability of both us and HEP to attract, retain and motivate key personnel until the HEP Merger Transaction is completed and for a period of time thereafter, and could cause those that transact with us and HEP to seek to change their existing business relationships.

Table of Content
We may incur substantial transaction-related costs in connection with the HEP Merger Transaction.

We expect to incur substantial nonrecurring expenses in connection with completing the HEP Merger Transaction, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Pursuant to the Merger Agreement, all fees and expenses incurred in connection with the HEP Merger Transaction will be paid by the respective party incurring such fees and expenses except that expenses (other than the expenses of financial advisors or outside legal advisors) relating to the preparation, printing, filing and mailing of the joint proxy statement/prospectus and the related Schedule 13E-3 will be paid 50% by us and 50% by HEP and costs and fees of the exchange agent and all expenses associated with the exchange process will be paid by HF Sinclair.

We and HEP may in the future be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the closing of the HEP Merger Transaction.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. We and HEP may in the future be defendants in one or more lawsuits relating to or arising out of the Merger Agreement and the HEP Merger Transaction. We and HEP cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the HEP Merger Transaction could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our and HEP’s favor, could be substantial, and such litigation could divert management time and resources of HF Sinclair and HEP from pursuing the consummation of the HEP Merger Transaction and other potentially beneficial business opportunities.

REH Company will increase its holdings of our common stock following the completion of the HEP Merger Transaction and may have ability to influence our management and affairs.

As of October 23, 2023, REH Company owned approximately 12.36% of our outstanding common stock, and has the right under that certain Stockholders Agreement dated as of August 2, 2021, by and among us, REH Company and the stockholders of REH Company (the “REH Stockholders Agreement”) and that certain Unitholders Agreement, dated as of August 2, 2021, by and among HEP, the General Partner, Navajo Pipeline Co., L.P., a Delaware limited partnership, REH Company, the stockholders of REH Company and each of their permitted transferees (the “REH Unitholders Agreement”) to nominate two directors to our Board and one director to the board of the General Partner, respectively. REH Company is currently our largest stockholder.

So long as REH Company continues to control a significant amount of our common stock, it will continue to be able to influence all matters requiring stockholder approval, subject to the voting agreements of the REH Parties set forth in the REH Stockholders Agreement. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

Upon completion of the HEP Merger Transaction, assuming there is no decrease in REH Company’s holdings our common stock and HEP common units prior to completion of the HEP Merger Transaction, REH Company would be expected to own approximately 14.36% of both our outstanding common stock and our combined voting power. As a result, REH Company will retain certain rights under the REH Stockholders Agreement with us, including (i) the ability to nominate two directors to our Board in the event that REH Company owns at least 15% of our outstanding common stock upon completion of the HEP Merger Transaction and (ii) the ability to nominate one director to our Board in the event that REH Company continues to own less than 15% but more than or equal to 5% of our outstanding common stock upon completion of the HEP Merger Transaction. Further, the existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may view as being in their best interests or in our best interests.

In the event that REH Company continues to be the owner of a significant amount our common stock, the prospect that it may be able to influence matters requiring the approval of our stockholders may continue. In any of these matters, the interests of REH Company may differ or conflict from those of our other stockholders. Moreover, in the event that REH Company continues to be the owner of a significant concentration of our common stock, such an ownership stake may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

Table of Content
Additionally, on June 14, 2023, certain lock-up provisions that restricted REH Company’s ability to transfer its shares of our common stock and HEP common units, as applicable, under the REH Stockholders Agreement and the REH Unitholders Agreement expired. As a result, and subject to the filing of a resale registration statement or satisfaction of the requirements of Rule 144 under the Securities Act, REH Company and its stockholders may seek to sell their shares of our common stock and HEP common units, as applicable. Such sales (or the perception that sales may occur) may affect the market for, and the market price of, our common stock and HEP common units in an adverse manner.

Financial projections by HF Sinclair may not prove to be reflective of actual future results.

In connection with the HEP Merger Transaction, our management prepared and considered, among other things, internal financial forecasts for us. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected timeframes. In addition, the failure of businesses to achieve projected results could have a material adverse effect on the share price of our common stock and on our financial position and ability to maintain or increase its dividends following the HEP Merger Transaction.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the third quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2023	8,200,000	$50.07	8,200,000	$9,153,130
August 2023	1,813,565	$55.14	1,813,565	$900,000,026
September 2023	1,261,352	$59.46	1,261,352	$825,000,036
Total for July to September 2023	11,274,917		11,274,917

(1) On August 15, 2023, our Board of Directors approved a new $1.0 billion share repurchase program, which replaced all existing share repurchase programs, including the $5.0 million remaining authorization under the previously existing $1.0 billion share repurchase program that was approved by our Board of Directors in September 2022. This new share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the new share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This new share repurchase program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the three months ended September 30, 2023, we repurchased 8,200,000 and 3,074,917 shares of our outstanding common stock, par value $0.01 per share, under our prior share repurchase program and new share repurchase program, respectively, for $410.6 million and $175.0 million, respectively, pursuant to privately negotiated repurchases from REH Company. On October 20, 2023, we repurchased 1,376,652 shares of our outstanding common stock, par value $0.01 per share, from REH Company in a privately negotiated transaction under our new share repurchase program and pursuant to the Stock Purchase Agreement, dated October 17, 2023 (the “Stock Purchase Agreement”) between us and REH Company. The price paid by us under the Stock Purchase Agreement was $54.48 per share resulting in an aggregate purchase price of $75.0 million. The purchase price was funded with cash on hand. As of October 20, 2023, we had remaining authorization to repurchase up to $750.0 million under our new share repurchase program.

Item 5. Other Information

None.

Table of Content
Item 6.Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated August 15, 2023, by and among HF Sinclair Corporation, Navajo Pipeline Co., L.P., Holly Apple Holdings LLC, Holly Energy Partners, L.P., HEP Logistics Holdings, L.P. and Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed August 16, 2023, File No. 1-41325).

3.1
Amended and Restated Certificate of Incorporation of HF Sinclair Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-41325).

3.2	Third Amended and Restated By-Laws of HF Sinclair Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed September 19, 2023, File No. 1-41325).

10.1
Stock Purchase Agreement, dated as of July 28, 2023, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 31, 2023, File No. 1-41325).

10.2
Stock Purchase Agreement, dated as of August 22, 2023, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2023, File No. 1-41325).

10.3
Stock Purchase Agreement, dated as of September 8, 2023, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 11, 2023, File No. 1-41325).

10.4
Stock Purchase Agreement, dated as of October 17, 2023, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2023, File No. 1-41325).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
++ Filed electronically herewith.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: November 2, 2023	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2023	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)