Form 10-Q
period 2024-03-31
HF Sinclair Corp
filed 2024-05-08
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
192,157,440 shares of Common Stock, par value $0.01 per share, were outstanding on May 3, 2024.

Table of Content

HF SINCLAIR CORPORATION

Table of Content
FORWARD-LOOKING STATEMENTS

References herein to HF Sinclair Corporation (“HF Sinclair”) include HF Sinclair and its consolidated subsidiaries. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to completion of the merger of HEP with a wholly owned subsidiary of HF Sinclair on December 1, 2023 refer to HEP and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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

Table of Content
•general economic conditions, including economic slowdowns caused by a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation;
•limitations on our ability to make future dividend payments or effectuate share repurchases due to market conditions and corporate, tax, regulatory and other considerations; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, and the discussion in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,240,860	$1,353,747
Accounts receivable: Product and transportation	1,649,800	1,527,950
Crude oil resales	163,777	197,169
	1,813,577	1,725,119
Inventories: Crude oil and refined products	2,868,039	2,645,724
Materials, supplies and other	262,846	276,107
	3,130,885	2,921,831
Income taxes receivable	42,841	56,528
Prepayments and other	94,297	89,229
Total current assets	6,322,460	6,146,454

Properties, plants and equipment, at cost	10,609,735	10,533,432
Less: accumulated depreciation	(4,021,845)	(3,906,600)
	6,587,890	6,626,832
Operating lease right-of-use assets	390,566	348,006

Other assets: Turnaround costs	660,306	644,957
Goodwill	2,977,511	2,977,744
Intangibles and other	977,257	972,272
	4,615,074	4,594,973
Total assets	$17,915,990	$17,716,265

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,276,556	$2,205,759
Income taxes payable	57,440	8,772
Operating lease liabilities	97,973	106,973
Accrued liabilities	485,966	453,045
Total current liabilities	2,917,935	2,774,549

Long-term debt, net	2,678,645	2,739,083
Noncurrent operating lease liabilities	309,370	249,479
Deferred income taxes	1,307,585	1,297,130
Other long-term liabilities	426,366	418,726
Total liabilities	7,639,901	7,478,967

Commitments and Contingencies (see Note 13)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of March 31, 2024 and December 31, 2023, respectively	2,232	2,232
Additional capital	5,991,464	5,993,661
Retained earnings	5,594,493	5,379,182
Accumulated other comprehensive loss	(22,277)	(11,784)
Common stock held in treasury, at cost – 26,077,193 and 23,235,599 shares as of March 31, 2024 and December 31, 2023, respectively	(1,357,594)	(1,194,201)
Total HF Sinclair stockholders’ equity	10,208,318	10,169,090
Noncontrolling interest	67,771	68,208
Total equity	10,276,089	10,237,298
Total liabilities and equity	$17,915,990	$17,716,265
See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Sales and other revenues	$7,027,145	$7,565,142
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	5,926,500	6,104,057
Lower of cost or market inventory valuation adjustment	(219,370)	47,597
	5,707,130	6,151,654
Operating expenses (exclusive of depreciation and amortization)	607,112	639,383
Selling, general and administrative expenses (exclusive of depreciation and amortization)	103,374	95,913
Depreciation and amortization	198,729	173,983
Total operating costs and expenses	6,616,345	7,060,933
Income from operations	410,800	504,209
Other income (expense):
Earnings of equity method investments	7,346	3,882
Interest income	22,179	19,935
Interest expense	(40,691)	(45,822)
Gain on foreign currency transactions	443	870
Gain on sale of assets and other	2,019	1,631
	(8,704)	(19,504)
Income before income taxes:	402,096	484,705
Income tax expense:
Current	70,705	84,395
Deferred	14,769	15,305
	85,474	99,700
Net income	316,622	385,005
Less: net income attributable to noncontrolling interest	1,958	31,739
Net income attributable to HF Sinclair stockholders	$314,664	$353,266
Earnings per share:
Basic	$1.57	$1.79
Diluted	$1.57	$1.79
Average number of common shares outstanding:
Basic	198,710	195,445
Diluted	198,710	195,445

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$316,622	$385,005
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,606)	2,926
Hedging instruments:
Change in fair value of cash flow hedging instruments	(4,287)	270
Reclassification adjustments to net income on settlement of cash flow hedging instruments	4,287	1
Net unrealized gain on hedging instruments	—	271
Pension and other post-retirement benefit obligations:
Pension plans (gain) loss reclassified to net income	217	(45)
Post-retirement healthcare plans gain reclassified to net income	(922)	(918)
Retirement restoration plan loss reclassified to net income	6	3
Net change in pension and other post-retirement benefit obligations	(699)	(960)
Other comprehensive income (loss) before income taxes	(13,305)	2,237
Income tax expense (benefit)	(2,812)	447
Other comprehensive income (loss)	(10,493)	1,790
Total comprehensive income	306,129	386,795
Less: noncontrolling interest in comprehensive income	1,958	31,739
Comprehensive income attributable to HF Sinclair stockholders	$304,171	$355,056

See accompanying notes.

Table of Content
HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$316,622	$385,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,729	173,983
Lower of cost or market inventory valuation adjustment	(219,370)	47,597
Earnings of equity method investments, inclusive of distributions	(3,821)	(1,799)
Gain on sale of assets	(782)	(414)
Deferred income taxes	14,769	15,305
Equity-based compensation expense	5,380	3,325
Change in fair value – derivative instruments	(7,764)	15,402
(Increase) decrease in current assets:
Accounts receivable	(92,036)	86,369
Inventories	1,120	(280,263)
Income taxes receivable	13,462	10,494
Prepayments and other	1,263	28,007
Increase (decrease) in current liabilities:
Accounts payable	64,664	(220,018)
Income taxes payable	48,689	51,697
Accrued liabilities	30,655	32,424
Turnaround expenditures	(70,379)	(163,734)
Other, net	15,694	(5,675)
Net cash provided by operating activities	316,895	177,705

Cash flows from investing activities:
Additions to properties, plants and equipment	(89,108)	(100,069)
Proceeds from sale of assets	811	1,572
Investment in Osage Pipe Line Company LLC	(5,000)	(2,500)
Distributions from equity method investments in excess of equity earnings	1,925	760
Net cash used for investing activities	(91,372)	(100,237)

Cash flows from financing activities:
Borrowings under credit agreements	—	42,000
Repayments under credit agreements	(61,500)	(58,500)
Purchase of treasury stock	(169,612)	(245,566)
Dividends	(99,353)	(87,987)
Distributions to noncontrolling interests	(2,395)	(25,986)
Payments on finance leases	(2,600)	(3,071)
Net cash used for financing activities	(335,460)	(379,110)

Effect of exchange rate on cash flow	(2,950)	1,506

Cash and cash equivalents:
Decrease for the period	(112,887)	(300,136)
Beginning of period	1,353,747	1,665,066
End of period	$1,240,860	$1,364,930

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(23,600)	$(25,934)
Income taxes, net	$(7,644)	$(22,010)
Decrease in accrued and unpaid capital expenditures	$(5,678)	$(17,819)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2023	223,231	$2,232	$5,993,661	$5,379,182	$(11,784)	23,236	$(1,194,201)	$68,208	$10,237,298
Net income	—	—	—	314,664	—	—	—	1,958	316,622
Dividends ($0.50 declared per common share)	—	—	—	(99,353)	—	—	—	—	(99,353)
Other comprehensive loss, net of tax	—	—	—	—	(10,493)	—	—	—	(10,493)
Issuance of common shares under incentive compensation plans	—	—	(7,577)	—	—	(147)	7,577	—	—
Equity-based compensation	—	—	5,380	—	—	—	—	—	5,380
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	2,988	(170,970)	—	(170,970)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,395)	(2,395)
Balance at March 31, 2024	223,231	$2,232	$5,991,464	$5,594,493	$(22,277)	26,077	$(1,357,594)	$67,771	$10,276,089

	Three Months Ended March 31, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2022	223,231	$2,232	$6,468,775	$4,130,252	$(22,013)	26,152	$(1,335,431)	$773,757	$10,017,572
Net income	—	—	—	353,266	—	—	—	31,739	385,005
Dividends ($0.45 declared per common share)	—	—	—	(87,987)	—		—	—	(87,987)
Other comprehensive income, net of tax	—	—	—	—	1,790	—	—	—	1,790
Issuance of common shares under incentive compensation plans	—	—	(1,934)	—	—	(38)	1,934	—	—
Equity-based compensation	—	—	2,973	—	—	—	—	352	3,325
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	4,810	(243,192)	—	(243,192)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,986)	(25,986)
Balance at March 31, 2023	223,231	$2,232	$6,469,814	$4,395,531	$(20,223)	30,924	$(1,576,689)	$779,862	$10,050,527

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

References herein to HF Sinclair, “we,” “our,” “ours,” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the closing of the HEP Merger Transaction (as defined below) on December 1, 2023 refer to HEP and its consolidated subsidiaries.

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

On December 1, 2023, pursuant to the Agreement and Plan of Merger, dated as of August 15, 2023 (the “Merger Agreement”), by and among HEP, HF Sinclair, Navajo Pipeline Co., L.P., a Delaware limited partnership and an indirect wholly owned subsidiary of HF Sinclair (“HoldCo”), Holly Apple Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of HoldCo (“Merger Sub”), HEP Logistics Holdings, L.P., a Delaware limited partnership and the general partner of HEP (“HLH”), and Holly Logistic Services, L.L.C., a Delaware limited liability company and the general partner of HLH (the “General Partner”), Merger Sub merged with and into HEP, with HEP surviving as an indirect, wholly owned subsidiary of HF Sinclair (the “HEP Merger Transaction”).

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

The HEP Merger Transaction was accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, “Consolidation.” Since we controlled HEP both before and after the HEP Merger Transaction, the changes in our ownership interest in HEP resulting from the HEP Merger Transaction were accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statements of Income. The tax effects of the HEP Merger Transaction were recorded as adjustments to deferred income taxes and additional capital consistent with ASC 740, “Income Taxes.”

For a description of our existing indebtedness, as well as associated changes in connection with the HEP Merger Transaction, see Note 9.

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2024, the consolidated results of income, comprehensive income and statements of equity for the three months ended March 31, 2024 and 2023, and consolidated cash flows for the three months ended March 31, 2024 and 2023 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and with our audited consolidated financial statements as of and for the year ended December 31, 2023, included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances, collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $2.8 million at March 31, 2024, and $3.2 million at December 31, 2023.

Inventories: Inventories related to our refining operations are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products or market. Inventories related to our renewables business are stated at the lower of cost, using the LIFO method for feedstock and unfinished and finished renewable products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method or net realizable value.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted average cost or net realizable value.

Leases: At inception, we determine if an arrangement is or contains a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our payment obligation under the leasing arrangement. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate that we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

Operating leases are recorded in “Operating lease right-of-use assets” and current and noncurrent “Operating lease liabilities” on our consolidated balance sheets. Finance leases are included in “Properties, plants and equipment, at cost,” “Accrued liabilities” and “Other long-term liabilities” on our consolidated balance sheets.

Our lease term includes an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our consolidated balance sheets. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations. In addition, as a lessor, we do not separate the non-lease (service) component in contracts in which the lease component is the dominant component. We treat these combined components as an operating lease. We bifurcate the consideration received for sales-type lease contracts between lease and service revenue, with the service component accounted for within the scope of ASC 606, “Revenue from Contracts with Customers.”

Lessor: Our consolidated statements of income reflect the lease revenue we recognize from contracts with third parties in which we are the lessor. As the lessor, we classify customer contracts that contain leases into one of three categories: operating leases, direct finance leases, or sales-type leases. This classification is determined by evaluating key factors such as the lease term, the fair value of the underlying asset, and the residual value of the underlying assets.

Revenue Recognition: Revenues on refined products, branded fuel sales, renewable diesel, and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack), and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported as cost of products sold.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Lubricants & Specialties business has sales agreements with marketers and distributors that provide certain rights of return or provisions for the repurchase of products previously sold to them. Under these agreements, revenues and cost of revenues are deferred until the products have been sold to end customers. Our Lubricants & Specialties business also has agreements that create an obligation to deliver products at a future date for which consideration has already been received and recorded as deferred revenue. This revenue is recognized when the products are delivered to the customer.

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

Foreign Currency Translation: Assets and liabilities recorded in foreign currencies are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expense accounts are translated using the weighted average exchange rates during the period presented. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income.

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of intercompany financing amounts to functional currencies are recorded as gains and losses as a component of other income (expense) in the consolidated statements of income. Such adjustments are not recorded in the Lubricants & Specialties segment operations, but in Corporate and Other. See Note 14 for additional information on our segments.

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

Potential interest and penalties related to income tax matters are recognized in income tax expense. We believe we have the appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

For the three months ended March 31, 2024, we recorded income tax expense of $85.5 million compared to $99.7 million for the three months ended March 31, 2023. This decrease was principally due to lower pre-tax income during the three months ended March 31, 2024, compared to the same period of 2023. Our effective tax rates were 21.3% and 20.6% for the three months ended March 31, 2024 and 2023, respectively.

The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2023 was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventory Repurchase Obligations: We periodically enter into same-party sell/buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell/buy transactions are accounted for as inventory repurchase obligations, under which proceeds received under the initial sale are recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. We received proceeds of $6.3 million for each of the three months ended March 31, 2024 and 2023, and subsequently repaid $6.6 million and $7.0 million, respectively, under these sell/buy transactions.

Accounting Pronouncements - Not Yet Adopted

In November 2023, Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures” was issued. ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This aims to provide more decision-useful information to stakeholders by giving a clearer picture of the costs incurred by each reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We are assessing the impact of this guidance on our disclosures.

In December 2023, ASU 2023-09, “Improvements to Income Tax Disclosures” was issued. ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We are assessing the impact of this guidance on our disclosures.

NOTE 2:Cushing Connect Joint Venture

In 2019, HEP Cushing LLC (“HEP Cushing”), then a wholly owned subsidiary of HEP and now a wholly owned subsidiary of HF Sinclair, and Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”) formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal” and together with Cushing Connect and the Cushing Connect Pipeline, the “Cushing Connect Joint Venture”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline was placed in service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect assets. Cushing Connect entered into a contract with an affiliate of HEP, now a subsidiary of HF Sinclair, to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect was generally shared proportionately among the partners. However, HEP was solely responsible for any Cushing Connect Pipeline construction costs that exceeded the budget by more than 10%. HEP’s share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs was approximately $74.0 million.

Cushing Connect and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal, are variable interest entities (“VIE”) as defined under GAAP. A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity’s financial performance, the obligation to absorb the entity’s expected losses or rights to expected residual returns. Cushing Connect and its two subsidiaries are VIEs because they did not originally have sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and we have more ability to direct the activities that most significantly impact the financial performance of Cushing Connect and Cushing Connect Pipeline. Therefore, we consolidate these two entities. We are not the primary beneficiary of Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
With the exception of the assets of HEP Cushing, creditors of the Cushing Connect Joint Venture legal entities have no recourse to our assets. Any recourse to HEP Cushing would be limited to the extent of HEP Cushing’s assets, which other than its investment in the Cushing Connect Joint Venture, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Joint Venture legal entities. The most significant assets of Cushing Connect and Cushing Connect Pipeline that are available to settle only their obligations, along with their most significant liabilities for which their creditors do not have recourse to our general credit, were:

	March 31, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents	$916	$1,536
Properties, plants and equipment, at cost	102,979	102,936
Less: accumulated depreciation	(8,907)	(8,022)
Intangibles and other	31,674	32,473

NOTE 3:Revenues

Substantially all revenue-generating activities relate to sales of refined products, branded fuel, renewable diesel and excess crude oil inventories sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to our logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$4,628,631	$4,507,894
Specialty lubricant products (2)	614,221	679,862
Asphalt, fuel oil and other products (3)	483,316	440,339
Total refined product revenues	5,726,168	5,628,095
Excess crude oil revenues (4)	267,096	710,897
Renewable diesel revenues (5)	179,669	202,413
Transportation and logistics services	23,099	26,416
Marketing revenues (6)	775,807	937,385
Other revenues (7)	55,306	59,936
Total sales and other revenues	$7,027,145	$7,565,142

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Refined product revenues by market
United States:
Mid-Continent	$2,215,841	$2,007,156
Southwest	975,702	832,702
Rocky Mountains	1,988,491	2,197,827
Northeast	219,347	263,904
Canada	255,772	250,724
Europe, Asia and Latin America	71,015	75,782
Total refined product revenues	$5,726,168	$5,628,095

(1)Transportation fuels revenues are attributable to our Refining segment’s wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Revenues from asphalt, fuel oil and other products include amounts attributable to our Refining and Lubricants & Specialties segments of $422.0 million and $61.3 million, respectively, for the three months ended March 31, 2024, and $386.8 million and $53.6 million, respectively, for the three months ended March 31, 2023.
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

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under our third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at January 1	$7,533	$10,722
Increase	5,693	5,159
Recognized as revenue	(6,115)	(5,744)
Balance at March 31	$7,111	$10,137

As of March 31, 2024, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialties to be sold ratably at market prices through 2032. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under ASC 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

	Remainder of 2024	2025	2026	Thereafter	Total
	(In thousands)
Refined product sales volumes (barrels)	26,099	27,204	19,003	47,888	120,194

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of March 31, 2024, are presented below:

	Remainder of 2024	2025	2026	Thereafter	Total
	(In thousands)
Midstream operations contractual minimum revenues	$15,534	$11,114	$7,656	$42,592	$76,896

NOTE 4:Fair Value Measurements

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

The carrying amounts of derivative instruments and RINs credit obligations at March 31, 2024 and December 31, 2023 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2024
Assets:
Commodity forward contracts	$8,564	$—	$8,564	$—
Foreign currency forward contracts	1,713	—	1,713	—
Total assets	$10,277	$—	$10,277	$—

Liabilities:
NYMEX futures contracts	$9,744	$9,744	$—	$—
Commodity price swaps	1,310	—	1,310	—
Commodity forward contracts	7,336	—	7,336	—
Foreign currency forward contracts	691	—	691	—
RINs credit obligations (1)	29,553	—	29,553	—
Total liabilities	$48,634	$9,744	$38,890	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(1)Represent obligations for RINs credits for which we did not have sufficient quantities at March 31, 2024 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

Level 1 Fair Value Measurements
Our New York Mercantile Exchange (“NYMEX”) futures contracts are exchange-traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps, commodity collar contracts and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the commodity collar contracts is based on forward natural gas prices. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of foreign currency forward contracts is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. RINs credit obligations are valued based on current market prices.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5:Earnings Per Share

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

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$314,664	$353,266
Participating securities’ share in earnings (1)	1,969	2,925
Net income attributable to common shares	$312,695	$350,341
Average number of shares of common stock outstanding	198,710	195,445
Average number of shares of common stock outstanding assuming dilution	198,710	195,445
Basic earnings per share	$1.57	$1.79
Diluted earnings per share	$1.57	$1.79
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

NOTE 6:Stock-Based Compensation

We have a principal share-based compensation plan, the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest over a period of three years and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan that allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The compensation cost for these plans was $5.8 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.

Additionally, prior to the HEP Merger Transaction, HEP maintained an equity-based compensation plan for the General Partner’s non-employee directors and certain executives and employees. Compensation costs attributable to HEP’s equity-based compensation plan was $0.4 million for the three months ended March 31, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of restricted stock units and performance share units activity during the three months ended March 31, 2024, is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2024	1,102,755	485,531
Granted (1)	2,020	—
Vested	(153,811)	(1,859)
Forfeited	(186,799)	(49,060)
Outstanding at March 31, 2024	764,165	434,612

(1) Weighted average grant date fair value per unit	$59.52	$—

NOTE 7:Inventories

Inventories consist of the following components:

	March 31, 2024	December 31, 2023
	(In thousands)
Crude oil	$798,070	$858,411
Other raw materials and unfinished products (1)	743,302	683,066
Finished products (2)	1,438,867	1,435,817
Lower of cost or market reserve	(112,200)	(331,570)
Process chemicals (3)	38,731	50,917
Repair and maintenance supplies and other (4)	224,115	225,190
Total inventory	$3,130,885	$2,921,831

(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

At March 31, 2024, the LIFO value of our Refining segment inventories was equal to cost. The December 31, 2023, market reserve of $220.6 million reversed resulting in a decrease to cost of products sold totaling $220.6 million for the three months ended March 31, 2024.

Our Renewables segment inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $112.2 million and $111.0 million at March 31, 2024 and December 31, 2023, respectively. A new market reserve of $112.2 million as of March 31, 2024, was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to cost of products sold totaling $1.2 million for the three months ended March 31, 2024, and an increase to cost of products sold totaling $47.6 million for the three months ended March 31, 2023.

NOTE 8:Environmental

Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. We have ongoing investigations of environmental matters at various locations and routinely assess our recorded environmental obligations, if any, with respect to such matters. Liabilities are recorded when site restoration, environmental remediation, cleanup and other obligations are known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and cleanup activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incurred expenses of $1.8 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $191.6 million and $195.4 million at March 31, 2024 and December 31, 2023, respectively, of which $164.4 million and $161.4 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:Debt

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option, based on the currency of such indebtedness at either (a) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus 0.5%, Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1% and the prime rate (as publicly announced from time to time by the administrative agent), as applicable, plus an applicable margin (ranging from 0.25% to 1.125%), (b) the CDOR Rate (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%), (c) the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%) or (d) the Daily Simple RFR (as defined in the HF Sinclair Credit Agreement) plus an applicable margin (ranging from 1.25% to 2.125%). In each case, the applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Financial Services LLC and Moody’s Investors Service, Inc.

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

The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At March 31, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $394.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at our option, at either (a) the Alternate Base Rate (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 0.75% to 1.75%) or (b) Adjusted Term SOFR (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 1.75% to 2.75%). In each case, the applicable margin is based upon the Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 7.05% as of March 31, 2024.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Notes
At March 31, 2024, our senior notes consisted of the following:

•$202.900 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HollyFrontier 5.875% Senior Notes”),
•$74.966 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HollyFrontier 4.500% Senior Notes” and, collectively, with the HollyFrontier 5.875% Senior Notes, the “HollyFrontier Senior Notes”),
•$797.100 million in aggregate principal amount of 5.875% senior notes maturing April 2026 (the “HF Sinclair 5.875% Senior Notes”),
•$325.034 million in aggregate principal amount of 4.500% senior notes maturing October 2030 (the “HF Sinclair 4.500% Senior Notes”),
•$498.879 million in aggregate principal amount of 5.000% senior notes maturing February 2028 (the “HF Sinclair 5.000% Senior Notes”),
•$399.875 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HF Sinclair 6.375% Senior Notes” and, collectively with the HF Sinclair 5.875% Senior Notes, HF Sinclair 4.500% Senior Notes and HF Sinclair 5.000% Senior Notes, the “HF Sinclair Senior Notes”),
•$1.121 million in aggregate principal amount of 5.000% senior notes maturing February 2028 (the “HEP 5.000% Senior Notes”), and
•$0.125 million in aggregate principal amount of 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes” and, collectively with the HEP 5.000% Senior Notes, the “HEP Senior Notes”).

Our unsecured senior notes and unsubordinated obligations rank equally with all future unsecured and unsubordinated indebtedness.

Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $34.3 million and $37.0 million at March 31, 2024 and December 31, 2023, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At March 31, 2024, there were no letters of credit outstanding under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts of long-term debt are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
HollyFrontier
5.875% Senior Notes	$202,900	$202,900
4.500% Senior Notes	74,966	74,966
	277,866	277,866
HF Sinclair
5.875% Senior Notes	797,100	797,100
4.500% Senior Notes	325,034	325,034
5.000% Senior Notes	498,879	498,879
6.375% Senior Notes	399,875	399,875
	2,020,888	2,020,888
HEP
5.000% Senior Notes	1,121	1,121
6.375% Senior Notes	125	125
	1,246	1,246
HEP Credit Agreement	394,000	455,500
Unamortized discount and debt issuance costs	(15,355)	(16,417)
Total long-term debt, net	$2,678,645	$2,739,083

The fair values of the senior notes are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,268,035	$2,271,856

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized $0.7 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, of interest attributable to construction projects.

NOTE 10:Derivative Instruments and Hedging Activities

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Hedges
We periodically have swap contracts to lock in basis spread differentials on forecasted purchases of crude oil and forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income (loss). These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following table presents the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain Recognized in OCI			Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended March 31,		Income Statement Location	Three Months Ended March 31,
	2024	2023		2024	2023
	(In thousands)			(In thousands)
Commodity contracts	$—	$271	Sales and other revenues	$(4,287)	$(1)
Total	$—	$271		$(4,287)	$(1)

Economic Hedges
We have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and basis swap contracts to mitigate exposure to natural gas price volatility and forward purchase and sell contracts of refined products, as well as periodically have contracts to lock in basis spread differentials on forecasted purchases of crude oil and collar contracts to mitigate exposure to natural gas price volatility, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 9 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended March 31,
		2024	2023
		(In thousands)
Commodity contracts	Cost of products sold	$(20,665)	$6,748
	Operating expenses	(213)	(14,058)
	Interest expense	2,763	2,406
Foreign currency contracts	Gain on foreign currency transactions	10,131	114
	Total	$(7,984)	$(4,790)

As of March 31, 2024, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
Derivatives Not Designated as Hedging Instruments	Total Outstanding Notional	2024	2025	Unit of Measure
NYMEX futures (WTI) - short	2,575,000	2,575,000	—	Barrels
Forward gasoline and diesel contracts - long	1,190,000	1,190,000	—	Barrels
Foreign currency forward contracts	386,671,810	281,628,809	105,043,001	U.S. dollar
Forward commodity contracts (platinum)	36,969	14,549	22,420	Troy ounces
Natural gas price swaps (basis spread) - long	3,300,000	3,300,000	—	MMBTU

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair value and balance sheet locations of our outstanding derivative instruments. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position in our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
March 31, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$9,744	$—	$9,744
Commodity price swap contracts	—	—	—	1,310	—	1,310
Commodity forward contracts	8,564	—	8,564	7,336	—	7,336
Foreign currency forward contracts	1,713	—	1,713	1,771	(1,080)	691
	$10,277	$—	$10,277	$20,161	$(1,080)	$19,081

Total net balance			$10,277			$19,081

Balance sheet classification:	Prepayment and other		$10,277	Accrued liabilities		$19,081

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet
		(In thousands)
December 31, 2023
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$836	$—	$836	$—	$—	$—
Commodity price swap contracts	—	—	—	7,808	—	7,808
Commodity forward contracts	2,908	—	2,908	1,848	—	1,848
Foreign currency forward contracts	—	—	—	7,893	—	7,893
	$3,744	$—	$3,744	$17,549	$—	$17,549

Total net balance			$3,744			$17,549

Balance sheet classification:	Prepayment and other		$3,744	Accrued liabilities		$17,549

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11:Stockholders’ Equity

In August 2023, our Board of Directors approved a $1.0 billion share repurchase program (the “August 2023 Share Repurchase Program”), which replaced all existing share repurchase programs at that time. The August 2023 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company were also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. As of March 31, 2024, we had remaining authorization to repurchase up to $510.3 million under the August 2023 Share Repurchase Program.

On April 1, 2024, we repurchased 5,000,000 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the August 2023 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated April 1, 2024 (the “April 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the April Stock Purchase Agreement was $59.22 per share resulting in an aggregate purchase price of $296.1 million. The purchase price was funded with cash on hand. As of May 7, 2024, we had repurchased $785.8 million under the August 2023 Share Repurchase Program.

On May 7, 2024, our Board of Directors approved a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the May 2024 Share Repurchase Program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Number of shares repurchased (1)	2,930,742	4,793,857
Cash paid for shares repurchased (in thousands)	$166,128	$240,323

(1)    During the three months ended March 31, 2024, 1,516,326 shares were repurchased for $85.0 million, pursuant to privately negotiated repurchases from REH Company. During the three months ended March 31, 2023, 1,969,279 shares were repurchased for $100.0 million pursuant to privately negotiated repurchases from REH Company.

During the three months ended March 31, 2024 and 2023, we withheld 58,082 and 16,200 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On May 8, 2024, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on June 5, 2024 to holders of record of common stock on May 22, 2024.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax
	(In thousands)
Three Months Ended March 31, 2024
Net change in foreign currency translation adjustment	$(12,606)	$(2,643)	$(9,963)
Net change in pension and other post-retirement benefit obligations	(699)	(169)	(530)
Other comprehensive loss attributable to HF Sinclair stockholders	$(13,305)	$(2,812)	$(10,493)

Three Months Ended March 31, 2023
Net change in foreign currency translation adjustment	$2,926	$614	$2,312
Net unrealized gain on hedging instruments	271	66	205
Net change in pension and other post-retirement benefit obligations	(960)	(233)	(727)
Other comprehensive income attributable to HF Sinclair stockholders	$2,237	$447	$1,790
The following table presents the statements of income line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

AOCI Component	Gain (Loss) Reclassified From AOCI		Statement of Income Line Item
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Hedging instruments:
Commodity price swaps	$(4,287)	$(1)	Sales and other revenues
	(1,039)	—	Income tax benefit
	(3,248)	(1)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	(217)	45	Gain on sale of assets and other
	(53)	11	Income tax expense (benefit)
	(164)	34	Net of tax

Post-retirement healthcare obligations	922	918	Gain on sale of assets and other
	223	223	Income tax expense
	699	695	Net of tax

Retirement restoration plan	(6)	(3)	Gain on sale of assets and other
	(1)	(1)	Income tax benefit
	(5)	(2)	Net of tax

Total reclassifications for the period	$(2,718)	$726

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31, 2024	December 31, 2023
	(In thousands)
Foreign currency translation adjustment	$(32,988)	$(23,026)
Unrealized loss on pension obligations	836	619
Unrealized gain on post-retirement benefit obligations	9,875	10,623
Accumulated other comprehensive loss	$(22,277)	$(11,784)

NOTE 13:Contingencies

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve. While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on the advice of counsel and information currently available to us, management believes that the resolution of these proceedings and investigations through settlement or adverse judgment will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

During 2017 and 2019, the EPA granted the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard program requirements for the 2016 and 2018, respectively, compliance years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production were not subject to the renewable volume obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of products sold. On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross Refinery and Cheyenne Refinery for the 2019 and 2020 compliance years. Certain of our subsidiaries are currently pursuing legal challenges to the EPA’s decisions to reverse its grant of small refinery exemptions for the 2016 and 2018 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed. In addition, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration to not impose obligations on small refineries that had exemptions reversed for the 2016 and 2018 compliance years. On June 24, 2022, Growth Energy filed two lawsuits in the U.S. Court of Appeals for the DC Circuit against the EPA, challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision. It is too early to predict the outcome of these matters. We are unable to estimate the costs we may incur, if any, at this time.

NOTE 14:Segment Information

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

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo, Woods Cross, Puget Sound, Parco and Casper refineries and HF Sinclair Asphalt Company LLC (“Asphalt”). Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest and Rocky Mountains extending into the Pacific Northwest geographic regions of the United States. Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Renewables segment represents the operations of our Cheyenne renewable diesel unit (“RDU”), the pre-treatment unit at our Artesia, New Mexico facility, the Artesia RDU, and the Sinclair RDU.

The Marketing segment represents branded fuel sales to Sinclair branded sites in the United States and licensing fees for the use of the Sinclair brand at additional locations throughout the country. The Marketing segment also includes branded fuel sales to non-Sinclair branded sites from legacy HollyFrontier Corporation (“HollyFrontier”) agreements and revenues from other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of the sites located in our West and Mid-Continent regions.

The Lubricants & Specialties segment represents Petro-Canada Lubricants Inc.’s production operations, located in Mississauga, Ontario, which includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the leading suppliers of locomotive engine oil in North America. Also, the Lubricants & Specialties segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, and terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming, and Cushing Connect, a 25.12% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal. Revenues from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation services provided for our refining operations.

Beginning in the first quarter of 2024, our Refining segment acquired from our Midstream segment the refinery processing units at our El Dorado and Woods Cross refineries. Additionally, we amended an intercompany agreement between certain of our subsidiaries within the Refining, Lubricants & Specialties and Midstream segments. As a result, we have revised our Refining, Lubricants & Specialties and Midstream segment information for the periods presented. See Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q for additional information on the segment recast.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2024
Sales and other revenues:
Revenues from external customers	$5,373,025	$179,669	$775,807	$675,545	$23,099	$—	$7,027,145
Intersegment revenues and other (1)	831,220	59,890	—	2,442	131,916	(1,025,468)	—
	$6,204,245	$239,559	$775,807	$677,987	$155,015	$(1,025,468)	$7,027,145
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$5,474,522	$230,273	$752,530	$492,846	$—	$(1,023,671)	$5,926,500
Lower of cost or market inventory valuation adjustment	$(220,558)	$1,188	$—	$—	$—	$—	$(219,370)
Operating expenses	$472,086	$26,461	$—	$64,000	$45,518	$(953)	$607,112
Selling, general and administrative expenses	$48,717	$1,402	$7,756	$34,568	$3,929	$7,002	$103,374
Depreciation and amortization	$117,370	$20,272	$6,303	$22,511	$20,120	$12,153	$198,729
Income (loss) from operations	$312,108	$(40,037)	$9,218	$64,062	$85,448	$(19,999)	$410,800
Earnings (loss) of equity method investments	$—	$—	$—	$—	$7,388	$(42)	$7,346
Capital expenditures	$55,025	$2,650	$7,531	$5,311	$8,106	$10,485	$89,108

Three Months Ended March 31, 2023
Sales and other revenues:
Revenues from external customers	$5,665,214	$202,413	$937,385	$733,714	$26,416	$—	$7,565,142
Intersegment revenues and other (1)	1,053,401	95,603	—	5,796	109,516	(1,264,316)	—
	$6,718,615	$298,016	$937,385	$739,510	$135,932	$(1,264,316)	$7,565,142
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	$5,641,131	$262,738	$924,049	$538,860	$—	$(1,262,721)	$6,104,057
Lower of cost or market inventory valuation adjustment	$—	$47,597	$—	$—	$—	$—	$47,597
Operating expenses	$501,759	$31,371	$—	$63,593	$41,679	$981	$639,383
Selling, general and administrative expenses	$39,078	$915	$6,963	$39,264	$4,635	$5,058	$95,913
Depreciation and amortization	$100,083	$19,974	$5,871	$19,368	$19,762	$8,925	$173,983
Income (loss) from operations	$436,564	$(64,579)	$502	$78,425	$69,856	$(16,559)	$504,209
Earnings of equity method investments	$—	$—	$—	$—	$3,882	$—	$3,882
Capital expenditures	$67,774	$4,844	$5,255	$8,649	$7,614	$5,933	$100,069

(1)    Includes income earned by certain of our subsidiaries in the Midstream segment related to intercompany transportation agreements with certain of our subsidiaries in the Refining and Lubricants & Specialties segments that represent leases. These transactions eliminate in consolidation.

Table of Content
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In addition, this Item 2 should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes within our Annual Report on Form 10-K for the year ended December 31, 2023 and Exhibit 99.1 to this Quarterly Report on Form 10-Q as discussed in Part II, Item 5 “Other Information”. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation ("HF Sinclair") and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the closing of the HEP Merger Transaction (as defined below) on December 1, 2023, refer to HEP and its consolidated subsidiaries.

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

For the three months ended March 31, 2024, net income attributable to HF Sinclair stockholders was $314.7 million compared to $353.3 million for the three months ended March 31, 2023.

Our results for the first quarter of 2024 were impacted by seasonal demand weakness for transportation fuels, partially offset by constrained refined product supply. We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

In the Refining segment, we saw lower refining margins in both the West and Mid-Continent regions in the first quarter of 2024 as a result of seasonal demand weakness in gasoline and diesel sales during the period. Additionally, we began planned maintenance activities for the year during the first quarter of 2024 at our Puget Sound refinery. For the second quarter of 2024, we expect to run between 620,000 – 650,000 barrels per day of crude oil. This guidance reflects the completion of ongoing planned maintenance activities at our Puget Sound refinery as well as planned maintenance at our Parco refinery during the second quarter. Refined product margins are expected to strengthen in the second quarter of 2024 as a result of increased demand heading into the summer driving season.

In the Renewables segment, weakened RINs and Low Carbon Fuel Standard (“LCFS”) prices impacted renewable diesel margins in the first quarter of 2024. For the second quarter of 2024, we expect planned maintenance at our renewable diesel unit (“RDU”) within our Parco co-located refinery and continued weakness in RINs and LCFS prices to impact renewable diesel margins.

In the Marketing segment, we saw strong value in the Sinclair branded sites during the first quarter of 2024 as the marketing business continued to provide a consistent sales channel with margin uplift for our produced fuels. We continue to target 5% or more annual growth in the number of branded sites.

In the Lubricants & Specialties segment, during the first quarter of 2024, despite weakening base oil prices during the period, we continued to see strong performance, driven by sales mix optimization across our portfolio.

In the Midstream segment, our results benefited from higher revenues from tariff increases during the first quarter of 2024.

Table of Content
In August 2023, our Board of Directors authorized a $1.0 billion share repurchase program, and we continued to repurchase shares in the first and second quarter of 2024 under this program. On May 7, 2024, our Board of Directors authorized a new $1.0 billion share repurchase program, and we expect to continue to repurchase shares in the second quarter of 2024. The timing and amount of share repurchases under the new repurchase program, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant conditions. On May 8, 2024, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share. The dividend is payable on June 5, 2024 to holders of record of common stock on May 22, 2024.

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

For a description of our existing indebtedness, as well as the changes thereto associated with the HEP Merger Transaction, see Note 9 “Debt” in the Notes to Consolidated Financial Statements.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of products sold, with RINs costs totaling $106.6 million for the three months ended March 31, 2024. At March 31, 2024, our open RINs credit obligations were $29.6 million.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2024 and 2023 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2023
	2024	2023	Change	Percent
	(In thousands, except per share data)
Sales and other revenues	$7,027,145	$7,565,142	$(537,997)	(7)%
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization):
Cost of products sold (exclusive of lower of cost or market inventory valuation adjustment)	5,926,500	6,104,057	(177,557)	(3)%
Lower of cost or market inventory valuation adjustment	(219,370)	47,597	(266,967)	(561)%
	5,707,130	6,151,654	(444,524)	(7)%
Operating expenses (exclusive of depreciation and amortization)	607,112	639,383	(32,271)	(5)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	103,374	95,913	7,461	8%
Depreciation and amortization	198,729	173,983	24,746	14%
Total operating costs and expenses	6,616,345	7,060,933	(444,588)	(6)%
Income from operations	410,800	504,209	(93,409)	(19)%
Other income (expense):
Earnings of equity method investments	7,346	3,882	3,464	89%
Interest income	22,179	19,935	2,244	11%
Interest expense	(40,691)	(45,822)	5,131	(11)%
Gain on foreign currency transactions	443	870	(427)	(49)%
Gain on sale of assets and other	2,019	1,631	388	24%
	(8,704)	(19,504)	10,800	(55)%
Income before income taxes	402,096	484,705	(82,609)	(17)%
Income tax expense	85,474	99,700	(14,226)	(14)%
Net income	316,622	385,005	(68,383)	(18)%
Less net income attributable to noncontrolling interest	1,958	31,739	(29,781)	(94)%
Net income attributable to HF Sinclair stockholders	$314,664	$353,266	$(38,602)	(11)%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$1.57	$1.79	$(0.22)	(12)%
Diluted	$1.57	$1.79	$(0.22)	(12)%
Cash dividends declared per common share	$0.50	$0.45	$0.05	11%
Average number of common shares outstanding:
Basic	198,710	195,445	3,265	2%
Diluted	198,710	195,445	3,265	2%

Balance Sheet Data

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,240,860	$1,353,747
Working capital	$3,404,525	$3,371,905
Total assets	$17,915,990	$17,716,265
Total debt	$2,678,645	$2,739,083
Total equity	$10,276,089	$10,237,298

Other Financial Data

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$316,895	$177,705
Net cash used for investing activities	$(91,372)	$(100,237)
Net cash used for financing activities	$(335,460)	$(379,110)
Capital expenditures	$89,108	$100,069
EBITDA (1)	$617,379	$652,836

(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as net income attributable to HF Sinclair stockholders plus (i) interest expense, net of interest income, (ii) income tax provision, and (iii) depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

Supplemental Segment Operating Data

Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. See Note 14 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. The refinery gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023
Mid-Continent Region
Crude charge (BPD) (1)	259,030	211,390
Refinery throughput (BPD) (2)	273,890	231,260
Sales of produced refined products (BPD) (3)	272,460	205,010
Refinery utilization (4)	99.6%	81.3%

Average per produced barrel (5)
Refinery gross margin	$10.47	$20.06
Refinery operating expenses (6)	6.40	9.28
Net operating margin	$4.07	$10.78

Refinery operating expenses per throughput barrel (7)	$6.37	$8.23

	Three Months Ended March 31,
	2024	2023
Mid-Continent Region
Feedstocks:
Sweet crude oil	50%	65%
Sour crude oil	25%	15%
Heavy sour crude oil	19%	11%
Other feedstocks and blends	6%	9%
Total	100%	100%

Sales of produced refined products:
Gasolines	52%	49%
Diesel fuels	32%	29%
Jet fuels	6%	8%
Fuel oil	1%	1%
Asphalt	3%	4%
Base oils	4%	5%
LPG and other	2%	4%
Total	100%	100%

West Region
Crude charge (BPD) (1)	345,900	287,110
Refinery throughput (BPD) (2)	369,410	326,870
Sales of produced refined products (BPD) (3)	359,010	310,950
Refinery utilization (4)	82.8%	68.7%

Average per produced barrel (5)
Refinery gross margin	$14.39	$25.28
Refinery operating expenses (6)	9.59	11.81
Net operating margin	$4.80	$13.47

Refinery operating expenses per throughput barrel (7)	$9.32	$11.23

Feedstocks:
Sweet crude oil	32%	32%
Sour crude oil	43%	40%
Heavy sour crude oil	12%	11%
Black wax crude oil	7%	5%
Other feedstocks and blends	6%	12%
Total	100%	100%

Sales of produced refined products:
Gasolines	53%	57%
Diesel fuels	32%	31%
Jet fuels	5%	4%
Fuel oil	2%	2%
Asphalt	2%	2%
LPG and other	6%	4%
Total	100%	100%

	Three Months Ended March 31,
	2024	2023
Consolidated
Crude charge (BPD) (1)	604,930	498,500
Refinery throughput (BPD) (2)	643,300	558,130
Sales of produced refined products (BPD) (3)	631,470	515,960
Refinery utilization (4)	89.2%	73.5%

Average per produced barrel (5)
Refinery gross margin	$12.70	$23.20
Refinery operating expenses (6)	8.22	10.81
Net operating margin	$4.48	$12.39

Refinery operating expenses per throughput barrel (7)	$8.06	$9.99

Feedstocks:
Sweet crude oil	39%	46%
Sour crude oil	36%	30%
Heavy sour crude oil	15%	10%
Black wax crude oil	4%	3%
Other feedstocks and blends	6%	11%
Total	100%	100%

Sales of produced refined products:
Gasolines	53%	54%
Diesel fuels	32%	30%
Jet fuels	6%	6%
Fuel oil	1%	1%
Asphalt	2%	3%
Base oils	2%	2%
LPG and other	4%	4%
Total	100%	100%

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
(5)Represents the average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.
(6)Represents total Refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.
(7)Represents total Refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations and includes our Sinclair RDU. The renewables gross and net operating margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023
Renewables
Sales volumes (in thousand gallons)	61,172	46,012
Average per produced gallon (1)
Renewables gross margin	$0.15	$0.77
Renewables operating expenses (2)	0.43	0.68
Net operating margin	$(0.28)	$0.09

(1)Represents the average amount per produced gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.
(2)Represents total Renewables segment operating expenses, exclusive of depreciation and amortization, divided by the sales volumes of renewable diesel produced at our renewable diesel units.

Marketing Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our marketing operations and includes our Sinclair branded fuel business. The marketing gross margin does not include the non-cash effects of depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023
Marketing
Number of branded sites at period end (1)	1,547	1,511
Sales volumes (in thousand gallons)	321,010	328,407
Gross margin per gallon of sales (2)	$0.07	$0.04

(1)Includes non-Sinclair branded sites from legacy HollyFrontier agreements.
(2)Represents the average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations:

	Three Months Ended March 31,
	2024	2023
Lubricants & Specialties
Sales of produced refined products (BPD)	31,104	31,790

Sales of produced refined products:
Finished products	49%	50%
Base oils	27%	29%
Other	24%	21%
Total	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations:

	Three Months Ended March 31,
	2024	2023
Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	164,628	143,002
Affiliates—intermediate pipelines	138,071	114,326
Affiliates—crude pipelines	441,454	473,712
	744,153	731,040
Third parties—refined product pipelines	36,723	40,431
Third parties—crude pipelines	162,493	175,984
	943,369	947,455
Terminals and loading racks:
Affiliates	788,919	686,845
Third parties	33,110	42,462
	822,029	729,307
Total for pipelines and terminals assets (BPD)	1,765,398	1,676,762

Results of Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Summary
Net income attributable to HF Sinclair stockholders for the three months ended March 31, 2024, was $314.7 million ($1.57 per basic and diluted share), a $38.6 million decrease compared to net income of $353.3 million ($1.79 per basic and diluted share) for the three months ended March 31, 2023. The decrease in net income was principally driven by lower refinery gross margins in both the West and Mid-Continent regions, partially offset by higher refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our refining and renewables inventories increased pre-tax earnings by $219.4 million for the three months ended March 31, 2024, and decreased pre-tax earnings by $47.6 million for the three months ended March 31, 2023. Refinery gross margins for the three months ended March 31, 2024, decreased to $12.70 per produced barrel sold from $23.20 for the three months ended March 31, 2023.

Sales and Other Revenues
Sales and other revenues decreased 7% from $7,565.1 million for the three months ended March 31, 2023, to $7,027.1 million for the three months ended March 31, 2024, principally due to decreased refined product sales prices and lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024, partially offset by higher refined product sales volumes. Sales and other revenues included $775.8 million, $675.5 million, $23.1 million and $179.7 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the three months ended March 31, 2024. Sales and other revenues included $937.4 million, $733.7 million, $26.4 million and $202.4 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the three months ended March 31, 2023.

Cost of Products Sold
Total cost of products sold decreased 7% from $6,151.7 million for the three months ended March 31, 2023, to $5,707.1 million for the three months ended March 31, 2024, principally due to lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024 and a lower of cost or market inventory valuation adjustment benefit, partially offset by higher refined product sales volumes. During the first quarter of 2024, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Refining segment inventories of $220.6 million. Also, during the first quarter of 2024, we recognized a lower of cost or market inventory valuation adjustment charge related to our Renewables segment inventories of $1.2 million as compared to $47.6 million for the three months ended March 31, 2023. Within our Lubricants & Specialties segment, the first in, first out (“FIFO”) impact was a charge of $1.2 million and $13.9 million for the three months ended March 31, 2024 and 2023, respectively.

Gross Refinery Margins
Gross refinery margin per produced barrel sold decreased 45% from $23.20 for the three months ended March 31, 2023, to $12.70 for the three months ended March 31, 2024. The decrease was due to lower average per barrel sold sales prices during the three months ended March 31, 2024. Gross refinery margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments or depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, decreased 5% from $639.4 million for the three months ended March 31, 2023, to $607.1 million for the three months ended March 31, 2024, primarily due to lower natural gas costs, partially offset by maintenance costs during the three months ended March 31, 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8% from $95.9 million for the three months ended March 31, 2023, to $103.4 million for the three months ended March 31, 2024, primarily due to other professional costs and information technology as compared to the prior period. We incurred $1.0 million and $3.9 million in acquisition integration and regulatory costs during the three months ended March 31, 2024 and 2023, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 14% from $174.0 million for the three months ended March 31, 2023, to $198.7 million for the three months ended March 31, 2024, principally due to depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $22.2 million for the three months ended March 31, 2024, compared to $19.9 million for the three months ended March 31, 2023. The increase in interest income was primarily due to higher interest rates on cash investments during the three months ended March 31, 2024.

Interest Expense
Interest expense was $40.7 million for the three months ended March 31, 2024, compared to $45.8 million for the three months ended March 31, 2023. This decrease was primarily due to a decrease in total debt outstanding as compared to the prior period.

Gain on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net gain of $0.4 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the change in foreign currency transactions included gains of $10.1 million and $0.1 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended March 31, 2024, we recorded income tax expense of $85.5 million compared to $99.7 million for the three months ended March 31, 2023. This decrease was principally due to lower pre-tax income during the three months ended March 31, 2024, compared to the same period of 2023. Our effective tax rates were 21.3% and 20.6% for the three months ended March 31, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2024, is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2023, was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At March 31, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

HEP Credit Agreement
Through our wholly owned subsidiary, HEP, we have a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50.0 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion.

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

During the three months ended March 31, 2024, we had net repayments of $61.5 million under the HEP Credit Agreement. At March 31, 2024, HEP was in compliance with all of its covenants, had outstanding borrowings of $394.0 million and no outstanding letters of credit under the HEP Credit Agreement.

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

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At March 31, 2024, there were no letters of credit outstanding under such facilities.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, we may, from time to time, seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and the selective acquisition of complementary assets for our operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under our share repurchase program.

Our liquidity was approximately $3.70 billion at March 31, 2024, consisting of cash and cash equivalents of $1.24 billion, an undrawn $1.65 billion credit facility under the HF Sinclair Credit Agreement and $806.0 million remaining availability under the HEP Credit Agreement.

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

In August 2023, our Board of Directors approved a $1.0 billion share repurchase program (the “August 2023 Share Repurchase Program”), which replaced all existing share repurchase programs at that time. The August 2023 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company were also authorized under the August 2023 Share Repurchase Program, subject to REH Company’s interest in selling its shares and other limitations.

During the three months ended March 31, 2024, we made open market and privately negotiated purchases of 2,930,742 shares for $166.1 million under the August 2023 Share Repurchase Program, of which 1,516,326 shares were repurchased for $85.0 million pursuant to privately negotiated repurchases from REH Company.

On April 1, 2024, we repurchased 5,000,000 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the August 2023 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated April 1, 2024 (the “April 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the April Stock Purchase Agreement was $59.22 per share resulting in an aggregate purchase price of $296.1 million. The purchase price was funded with cash on hand. As of May 7, 2024, we had repurchased $785.8 million under the August 2023 Share Repurchase Program.

On May 7, 2024, our Board of Directors approved a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the May 2024 Share Repurchase Program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

Cash Flows – Operating Activities

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net cash flows provided by operating activities were $316.9 million for the three months ended March 31, 2024, compared to $177.7 million for the three months ended March 31, 2023, an increase of $139.2 million primarily driven by changes in working capital combined with lower turnaround spend, partially offset by lower income from operations during the three months ended March 31, 2024. Changes in working capital increased operating cash flows by $67.8 million for the three months ended March 31, 2024, and decreased operating cash flows by $291.3 million for the three months ended March 31, 2023. Additionally, for the three months ended March 31, 2024, turnaround expenditures were $70.4 million compared to $163.7 million for the three months ended March 31, 2023.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
For the three months ended March 31, 2024, our net cash flows used for investing activities were $91.4 million. Cash expenditures for properties, plants and equipment for the three months ended March 31, 2024, were $89.1 million.

For the three months ended March 31, 2023, our net cash flows used for investing activities were $100.2 million. Cash expenditures for properties, plants and equipment for the three months ended March 31, 2023, were $100.1 million.

Each year, our Board of Directors approves our annual capital budget, which includes specific projects that management is authorized to undertake. When conditions warrant or as new opportunities arise, additional projects may be approved. The funds appropriated for a particular capital project may be expended over a period of several years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures appropriated in that year’s capital budget plus expenditures for projects appropriated in prior years that have not yet been completed. Refinery turnaround spending is amortized over the useful life of the turnaround.

The refining industry is capital-intensive and requires ongoing investments to sustain our refining operations. This includes the replacement of, or rebuilding, refinery units and components that extend their useful life. We also invest in projects that improve operational reliability and profitability via enhancements that improve refinery processing capabilities as well as production yield and flexibility. Our capital expenditures also include projects related to renewable diesel, environmental, health and safety compliance and include initiatives as a result of federal and state mandates.

Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuel standards, we seek to execute projects that facilitate compliance and also improve the operating costs and/or yields of associated refining processes.

Expected capital and turnaround cash spending for 2024 is as follows:

Expected Cash Spending Range
(In millions)
HF Sinclair Capital Expenditures
Refining	$235.0
Renewables	5.0
Lubricants & Specialties	40.0
Marketing	10.0
Midstream	30.0
Corporate	65.0
Turnarounds and catalyst	415.0
Total sustaining	$800.0
Growth capital	75.0
Total	$875.0

Cash Flows – Financing Activities

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
For the three months ended March 31, 2024, our net cash flows used for financing activities were $335.5 million. During the three months ended March 31, 2024, we repurchased $169.6 million of our common stock, paid $99.4 million in dividends and had net repayments of $61.5 million under the HEP Credit Agreement.

For the three months ended March 31, 2023, our net cash flows used for financing activities were $379.1 million. During the three months ended March 31, 2023, we repurchased $245.6 million of our common stock, paid $88.0 million in dividends, and had net repayments of $16.5 million under the HEP Credit Agreement.

Contractual Obligations and Commitments

During the three months ended March 31, 2024, we had net repayments of $61.5 million, resulting in $394.0 million of outstanding borrowings under the HEP Credit Agreement at March 31, 2024.

There were no other significant changes to our long-term contractual obligations during this period.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include assessing contingent liabilities for probable losses.

Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy when dealing with these matters.

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

As of March 31, 2024, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2024	2025	Unit of Measure

NYMEX futures (WTI) - short	2,575,000	2,575,000	—	Barrels
Forward gasoline and diesel contracts - long	1,190,000	1,190,000	—	Barrels
Foreign currency forward contracts	386,671,810	281,628,809	105,043,001	U.S. dollar
Forward commodity contracts (platinum) (1)	36,969	14,549	22,420	Troy ounces
Natural gas price swaps (basis spread) - long	3,300,000	3,300,000	—	MMBTU

(1)Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at March 31,
	2024	2023
	(In thousands)
10% increase in underlying commodity prices	$(21,478)	$(10,696)
10% decrease in underlying commodity prices	$21,478	$10,290

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes (each as defined in Note 9 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2024, is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value
	(In thousands)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,300,000	$2,268,035	$39,171

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2024, outstanding borrowings under the HEP Credit Agreement were $394.0 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions, including but not limited to fire, explosion, releases or spills, cyberattacks, weather-related perils, vandalism, power failures, mechanical failures and other events beyond our control. We maintain various insurance coverages, including general liability, property damage, business interruption and cyber insurance, which are subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Below is our calculation of EBITDA:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income attributable to HF Sinclair stockholders	$314,664	$353,266
Add interest expense	40,691	45,822
Subtract interest income	(22,179)	(19,935)
Add income tax expense	85,474	99,700
Add depreciation and amortization	198,729	173,983
EBITDA	$617,379	$652,836

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

Below are reconciliations to our consolidated statements of income for refinery net operating and gross margin and operating expenses, in each case averaged per produced barrel sold. Due to the rounding of reported numbers, some amounts may not be calculated exactly.

Reconciliation of average refining net operating margin per produced barrel sold to refinery gross margin to refining sales and other revenues

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per barrel amounts)
Consolidated
Refining segment sales and other revenues	$6,204,245	$6,718,615
Refining segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	5,474,522	5,641,131
Lower of cost or market inventory adjustment	(220,558)	—
	950,281	1,077,484
Add (subtract) lower of cost or market inventory adjustment	(220,558)	—
Refinery gross margin	$729,723	$1,077,484

Refining segment operating expenses	$472,086	$501,759

Produced barrels sold (BPD)	631,470	515,960

Refinery gross margin per produced barrel sold	$12.70	$23.20
Less average refinery operating expenses per produced barrel sold	8.22	10.81
Net operating margin per produced barrel sold	$4.48	$12.39

Reconciliation of renewables operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Renewables gross margin and net operating margin are non-GAAP performance measures that are used by our management and others to compare our renewables performance to that of other companies in our industry. We believe these margin measures are helpful to investors in evaluating our renewables performance on a relative and absolute basis. Renewables gross margin per produced gallon sold is the total Renewables segment revenues less the total Renewables segment cost of products sold, exclusive of lower of cost or market inventory valuation adjustments, divided by sales volumes of produced renewables products sold. The net operating margin per produced gallon sold is the difference between the renewables gross margin and the renewables operating expenses per produced gallon sold. These two margins do not include the non-cash effects of lower of cost or market inventory valuation adjustments and depreciation and amortization. Each of these component performance measures can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

Reconciliation of renewables gross margin and operating expenses to gross margin per produced gallon sold and net operating margin per produced gallon sold

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per gallon amounts)
Renewables segment sales and other revenues	$239,559	$298,016
Renewables segment cost of products sold (exclusive of lower of cost or market inventory adjustment)	230,273	262,738
Lower of cost or market inventory adjustment	1,188	47,597
	8,098	(12,319)
Add (subtract) lower of cost or market inventory adjustment	1,188	47,597
Renewables gross margin	$9,286	$35,278

Renewables segment operating expense	$26,461	$31,371

Produced gallons sold (in thousand gallons)	61,172	46,012

Renewables gross margin per produced gallon sold	$0.15	$0.77
Less average renewables operating expense per produced gallon sold	0.43	0.68
Net operating margin per produced gallon sold	$(0.28)	$0.09

Reconciliation of marketing operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Marketing gross margin is a non-GAAP performance measure that is used by our management and others to compare our marketing performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our marketing performance on a relative and absolute basis. Marketing gross margin per gallon sold is the total Marketing segment revenues less the total Marketing segment cost of products sold divided by sales volumes of marketing products sold. This margin does not include the non-cash effects of depreciation and amortization. This component performance measure can be reconciled directly to our consolidated statements of income. Other companies in our industry may not calculate these performance measures in the same manner.

Reconciliation of marketing gross margin to gross margin per gallon sold

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per gallon amounts)
Marketing segment sales and other revenues	$775,807	$937,385
Marketing segment cost of products sold	752,530	924,049
Marketing gross margin	$23,277	$13,336

Sales volumes (in thousand gallons)	321,010	328,407

Marketing segment gross margin per gallon sold	$0.07	$0.04

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Osage and Holly Energy Partners – Operating, L.P. (“HEP Operating”), the operator of the Osage Pipeline, are working with federal, state, tribal, and local governmental agencies, as well as the affected landowners. On September 13, 2023, Osage and HEP Operating received an offer for settlement from the EPA and the DOJ. After several months of negotiations, the EPA, the DOJ, Osage, and HEP Operating reached an agreement that resolves the civil claims of the United States under the Federal Clean Water Act, subject to certain reservations of rights by the United States, in exchange for the payment of a $7.4 million civil penalty and performance of certain items of injunctive relief by Osage and HEP Operating. The agreement is set forth in a Consent Decree lodged in federal court on January 30, 2024. The Consent Decree was subject to a review and comment period of 30 days, which concluded on March 7, 2024. On March 26, 2024, the United States filed a Motion to Enter the Consent Decree, which was granted that same day. As a result, the Consent Decree was entered by the Court on March 26, 2024. The $7.4 million civil penalty, plus a nominal amount of statutory interest, was paid on April 5, 2024.

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

Certain of our subsidiaries are currently pursuing legal challenges to the EPA’s decisions to reverse its grant of small refinery exemptions for the 2016 and 2018 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, and currently pending before the U.S. Court of Appeals for the DC Circuit, seeks to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the U.S. Court of Appeals for the DC Circuit against the EPA challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision.

It is too early to predict the outcome of these matters.

Other

We are a party to various other litigation and proceedings that we believe, based on the advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

Item 1A.Risk Factors
There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should carefully consider the risk factors discussed in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2024	454,380	$55.02	454,380	$651,422,872
February 2024	1,061,946	$56.50	1,061,946	$591,422,923
March 2024	1,414,416	$57.36	1,414,416	$510,294,423
Total for January to March 2024	2,930,742		2,930,742

(1)    In August 2023, our Board of Directors approved a $1.0 billion share repurchase program (the “August 2023 Share Repurchase Program”), which replaced all existing share repurchase programs at that time. The August 2023 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company were also authorized under this share repurchase program, subject to REH Company’s interest in selling its shares and other limitations. As of March 31, 2024, we had remaining authorization to repurchase up to $510.3 million under the August 2023 Share Repurchase Program.

On April 1, 2024, we repurchased 5,000,000 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the August 2023 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated April 1, 2024 (the “April 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the April Stock Purchase Agreement was $59.22 per share resulting in an aggregate purchase price of $296.1 million. The purchase price was funded with cash on hand. As of May 7, 2024, we had repurchased up to $785.8 million under the August 2023 Share Repurchase Program.

On May 7, 2024, our Board of Directors approved a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company are also authorized under the May 2024 Share Repurchase Program, subject to REH Company’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

Item 5. Other Information

Recast 2023 Annual Financial Information

We are filing Exhibit 99.1 to this Quarterly Report on Form 10-Q to recast certain prior years’ financial information and related disclosures to reflect changes in the presentation of our reportable segments beginning in the first quarter of 2024. The recast financial information and related disclosures set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q present such financial information and related disclosures as they would have appeared had we changed the presentation of our reportable segments prior to January 1, 2024 and do not reflect events or developments that may have occurred subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

The information contained in Exhibit 99.1 to this report is incorporated herein by reference.

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

10.1
Stock Purchase Agreement, dated as of January 3, 2024, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 4, 2024, File No. 1-41325).

10.2
Stock Purchase Agreement, dated as of February 8, 2024, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 9, 2024, File No. 1-41325).

10.3
Stock Purchase Agreement, dated as of April 1, 2024, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2024, File No. 1-41325).

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

99.1*
Recast of certain financial information and related disclosures initially included in Part I, Item 1 and 2. “Business and Properties,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 8 “Financial Statements and Supplementary Data” and Part IV, Item 15(a). “Exhibit and Financial Statement Schedules” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on February 21, 2024.

101++	The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
++ Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: May 8, 2024	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2024	/s/ Indira Agarwal
Indira Agarwal
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)