Form 10-Q
period 2024-06-30
HF Sinclair Corp
filed 2024-08-01
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
190,816,714 shares of Common Stock, par value $0.01 per share, were outstanding on July 29, 2024.

HF SINCLAIR CORPORATION

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

DEFINITIONS

Within this report, the following terms have these specific meanings:

“Adjusted refinery gross margin” means the difference between average net sales price and average cost per barrel sold. This calculation does not include the associated lower of cost or market inventory valuation adjustment, operating expenses, or depreciation and amortization costs.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$866,274	$1,353,747
Accounts receivable: Product and transportation	1,498,341	1,527,950
Crude oil resales	164,274	197,169
	1,662,615	1,725,119
Inventories: Crude oil and refined products	2,883,656	2,645,724
Materials, supplies and other	276,502	276,107
	3,160,158	2,921,831
Income taxes receivable	54,274	56,528
Prepayments and other	99,695	89,229
Total current assets	5,843,016	6,146,454

Properties, plants and equipment, at cost	10,686,564	10,533,432
Less: accumulated depreciation	(4,135,103)	(3,906,600)
	6,551,461	6,626,832
Operating lease right-of-use assets	370,822	348,006

Other assets: Turnaround costs	676,037	644,957
Goodwill	2,977,432	2,977,744
Intangibles and other	962,994	972,272
	4,616,463	4,594,973
Total assets	$17,381,762	$17,716,265

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,172,130	$2,205,759
Income taxes payable	16,291	8,772
Operating lease liabilities	88,933	106,973
Accrued liabilities	482,079	453,045
Total current liabilities	2,759,433	2,774,549

Long-term debt, net	2,635,719	2,739,083
Noncurrent operating lease liabilities	304,357	249,479
Deferred income taxes	1,301,423	1,297,130
Other long-term liabilities	423,716	418,726
Total liabilities	7,424,648	7,478,967

Commitments and Contingencies (see Note 13)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of June 30, 2024 and December 31, 2023, respectively	2,232	2,232
Additional capital	5,996,600	5,993,661
Retained earnings	5,650,373	5,379,182
Accumulated other comprehensive loss	(27,313)	(11,784)
Common stock held in treasury, at cost – 32,416,171 and 23,235,599 shares as of June 30, 2024 and December 31, 2023, respectively	(1,731,960)	(1,194,201)
Total HF Sinclair stockholders’ equity	9,889,932	10,169,090
Noncontrolling interest	67,182	68,208
Total equity	9,957,114	10,237,298
Total liabilities and equity	$17,381,762	$17,716,265
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales and other revenues	$7,845,831	$7,833,646	$14,872,976	$15,398,788
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	6,750,525	6,273,605	12,677,025	12,377,662
Lower of cost or market inventory valuation adjustment	(3,123)	(7,863)	(222,493)	39,734
Operating expenses (exclusive of depreciation and amortization)	591,317	546,800	1,198,429	1,186,183
	7,338,719	6,812,542	13,652,961	13,603,579
Selling, general and administrative expenses (exclusive of depreciation and amortization)	104,858	127,388	208,232	223,301
Depreciation and amortization	205,320	189,360	404,049	363,343
Total operating costs and expenses	7,648,897	7,129,290	14,265,242	14,190,223
Income from operations	196,934	704,356	607,734	1,208,565
Other income (expense):
Earnings of equity method investments	8,115	3,545	15,461	7,427
Interest income	18,495	17,591	40,674	37,526
Interest expense	(45,449)	(46,982)	(86,140)	(92,804)
Gain (loss) on foreign currency transactions	(369)	748	74	1,618
Gain (loss) on sale of assets and other	(264)	1,152	1,755	2,783
	(19,472)	(23,946)	(28,176)	(43,450)
Income before income taxes:	177,462	680,410	579,558	1,165,115
Income tax expense:
Current	28,166	100,429	98,871	184,824
Deferred	(4,184)	45,496	10,585	60,801
	23,982	145,925	109,456	245,625
Net income	153,480	534,485	470,102	919,490
Less: net income attributable to noncontrolling interest	1,692	26,824	3,650	58,563
Net income attributable to HF Sinclair stockholders	$151,788	$507,661	$466,452	$860,927
Earnings per share:
Basic	$0.79	$2.62	$2.38	$4.40
Diluted	$0.79	$2.62	$2.38	$4.40
Average number of common shares outstanding:
Basic	191,510	192,348	195,110	193,888
Diluted	191,510	192,348	195,110	193,888

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$153,480	$534,485	$470,102	$919,490
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,241)	9,852	(17,847)	12,778
Hedging instruments:
Change in fair value of cash flow hedging instruments	(761)	—	(5,048)	270
Reclassification adjustments to net income on settlement of cash flow hedging instruments	305	(271)	4,592	(270)
Net unrealized loss on hedging instruments	(456)	(271)	(456)	—
Pension and other post-retirement benefit obligations:
Pension plans (gain) loss reclassified to net income	215	(45)	432	(90)
Post-retirement healthcare plans gain reclassified to net income	(935)	(918)	(1,857)	(1,836)
Retirement restoration plan loss reclassified to net income	4	3	10	6
Net change in pension and other post-retirement benefit obligations	(716)	(960)	(1,415)	(1,920)
Other comprehensive income (loss) before income taxes	(6,413)	8,621	(19,718)	10,858
Income tax expense (benefit)	(1,377)	1,777	(4,189)	2,224
Other comprehensive income (loss)	(5,036)	6,844	(15,529)	8,634
Total comprehensive income	148,444	541,329	454,573	928,124
Less: noncontrolling interest in comprehensive income	1,692	26,824	3,650	58,563
Comprehensive income attributable to HF Sinclair stockholders	$146,752	$514,505	$450,923	$869,561

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$470,102	$919,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,049	363,343
Lower of cost or market inventory valuation adjustment	(222,493)	39,734
Earnings of equity method investments, inclusive of distributions	(1,863)	3,053
Gain on sale of assets	(834)	(504)
Deferred income taxes	10,585	60,801
Equity-based compensation expense	11,085	14,894
Change in fair value – derivative instruments	(10,222)	9,270
(Increase) decrease in current assets:
Accounts receivable	57,063	75,586
Inventories	(28,879)	(75,361)
Income taxes receivable	1,983	(57,850)
Prepayments and other	(10,668)	24,475
Increase (decrease) in current liabilities:
Accounts payable	(31,678)	(319,691)
Income taxes payable	7,548	(3,639)
Accrued liabilities	32,602	(17,498)
Turnaround expenditures	(169,270)	(347,145)
Other, net	23,706	(21,293)
Net cash provided by operating activities	542,816	667,665

Cash flows from investing activities:
Additions to properties, plants and equipment	(173,317)	(180,250)
Proceeds from sale of assets	1,180	1,682
Investment in Osage Pipe Line Company LLC	(5,000)	(3,000)
Distributions from equity method investments in excess of equity earnings	3,593	5,288
Net cash used for investing activities	(173,544)	(176,280)

Cash flows from financing activities:
Borrowings under credit agreements	—	55,000
Repayments under credit agreements	(105,500)	(117,000)
Purchase of treasury stock	(540,801)	(248,031)
Dividends	(195,261)	(175,271)
Distributions to noncontrolling interests	(4,676)	(51,285)
Payments on finance leases	(5,196)	(6,206)
Other, net	(310)	—
Net cash used for financing activities	(851,744)	(542,793)

Effect of exchange rate on cash flow	(5,001)	960

Cash and cash equivalents:
Decrease for the period	(487,473)	(50,448)
Beginning of period	1,353,747	1,665,066
End of period	$866,274	$1,614,618

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(83,754)	$(93,748)
Income taxes, net	$(88,943)	$(249,362)
Decrease in accrued and unpaid capital expenditures	$(4,852)	$(11,528)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at March 31, 2024	223,231	$2,232	$5,991,464	$5,594,493	$(22,277)	26,077	$(1,357,594)	$67,771	$10,276,089
Net income	—	—	—	151,788	—	—	—	1,692	153,480
Dividends ($0.50 declared per common share)	—	—	—	(95,908)	—	—	—	—	(95,908)
Other comprehensive loss, net of tax	—	—	—	—	(5,036)	—	—	—	(5,036)
Issuance of common shares under incentive compensation plans	—	—	(569)	—	—	(11)	569	—	—
Equity-based compensation	—	—	5,705	—	—	—	—	—	5,705
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	6,350	(374,935)	—	(374,935)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,281)	(2,281)
Balance at June 30, 2024	223,231	$2,232	$5,996,600	$5,650,373	$(27,313)	32,416	$(1,731,960)	$67,182	$9,957,114

	Three Months Ended June 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at March 31, 2023	223,231	$2,232	$6,469,814	$4,395,531	$(20,223)	30,924	$(1,576,689)	$779,862	$10,050,527
Net income	—	—	—	507,661	—	—	—	26,824	534,485
Dividends ($0.45 declared per common share)	—	—	—	(87,284)	—		—	—	(87,284)
Other comprehensive income, net of tax	—	—	—	—	6,844	—	—	—	6,844
Issuance of common shares under incentive compensation plans	—	—	(436)	—	—	(8)	436	—	—
Equity-based compensation	—	—	11,203	—	—	—	—	366	11,569
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	2	(137)	—	(137)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,299)	(25,299)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	223,231	$2,232	$6,480,581	$4,815,908	$(13,379)	30,918	$(1,576,390)	$781,752	$10,490,704

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands except per share data)

	Six Months Ended June 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2023	223,231	$2,232	$5,993,661	$5,379,182	$(11,784)	23,236	$(1,194,201)	$68,208	$10,237,298
Net income	—	—	—	466,452	—	—	—	3,650	470,102
Dividends ($1.00 declared per common share)	—	—	—	(195,261)	—	—	—	—	(195,261)
Other comprehensive loss, net of tax	—	—	—	—	(15,529)	—	—	—	(15,529)
Issuance of common shares under incentive compensation plans	—	—	(8,146)	—	—	(159)	8,146	—	—
Equity-based compensation	—	—	11,085	—	—	—	—	—	11,085
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	9,339	(545,905)	—	(545,905)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4,676)	(4,676)
Balance at June 30, 2024	223,231	$2,232	$5,996,600	$5,650,373	$(27,313)	32,416	$(1,731,960)	$67,182	$9,957,114

	Six Months Ended June 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2022	223,231	$2,232	$6,468,775	$4,130,252	$(22,013)	26,152	$(1,335,431)	$773,757	$10,017,572
Net income	—	—	—	860,927	—	—	—	58,563	919,490
Dividends ($0.90 declared per common share)	—	—	—	(175,271)	—	—	—	—	(175,271)
Other comprehensive income, net of tax	—	—	—	—	8,634	—	—	—	8,634
Issuance of common shares under incentive compensation plans	—	—	(2,370)	—	—	(46)	2,370	—	—
Equity-based compensation	—	—	14,176	—	—	—	—	718	14,894
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	4,812	(243,329)	—	(243,329)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(51,285)	(51,285)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	223,231	$2,232	$6,480,581	$4,815,908	$(13,379)	30,918	$(1,576,390)	$781,752	$10,490,704

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

We have prepared these consolidated financial statements without audit. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2024, the consolidated results of income, comprehensive income and statements of equity for the three and six months ended June 30, 2024 and 2023, and consolidated cash flows for the six months ended June 30, 2024 and 2023 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, which were recast to reflect changes in our reportable segments as described in Note 14, and are included in Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances, collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $3.0 million at June 30, 2024, and $3.2 million at December 31, 2023.

Inventories: Inventories related to our refining operations are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products, or market. Inventories related to our renewables business are stated at the lower of cost, using the LIFO method for feedstock and unfinished and finished renewables products, or market. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

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

Revenue Recognition: Revenues on refined products, branded fuel sales, renewable diesel, and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack), and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported in cost of materials and other.

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

For the six months ended June 30, 2024, we recorded income tax expense of $109.5 million compared to $245.6 million for the six months ended June 30, 2023. This decrease was principally due to lower pre-tax income during the six months ended June 30, 2024, compared to the same period of 2023. Our effective tax rates were 18.9% and 21.1% for the six months ended June 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2023 was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Inventory Repurchase Obligations: We periodically enter into same-party sell/buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell/buy transactions are accounted for as inventory repurchase obligations, under which proceeds received under the initial sale are recognized as an inventory repurchase obligation that is subsequently reversed when the inventory is repurchased. For the six months ended June 30, 2024 and 2023, we received proceeds of $13.1 million and $12.3 million, respectively, and subsequently repaid $13.6 million and $13.4 million, respectively, under these sell/buy transactions.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2:Cushing Connect Joint Venture

In 2019, HEP Cushing LLC (“HEP Cushing”), then a wholly owned subsidiary of HEP and now a wholly owned subsidiary of HF Sinclair, and Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal” and together with Cushing Connect and the Cushing Connect Pipeline, the “Cushing Connect Joint Venture”). The Cushing Connect Terminal was fully in service beginning in April 2020, and the Cushing Connect Pipeline was placed in service during the third quarter of 2021. Long-term commercial agreements were entered into to support the Cushing Connect assets. Cushing Connect entered into a contract with an affiliate of HEP, now a subsidiary of HF Sinclair, to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect was generally shared proportionately among the partners. However, HEP was solely responsible for any Cushing Connect Pipeline construction costs that exceeded the budget by more than 10%. HEP’s share of the cost of the Cushing Connect Terminal contributed by Plains and Cushing Connect Pipeline construction costs was approximately $74.0 million.

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

	June 30, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents	$1,486	$1,536
Properties, plants and equipment, at cost	$102,977	$102,936
Less: accumulated depreciation	$(9,794)	$(8,022)
Intangibles and other	$30,856	$32,473

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Revenues by type
Refined product revenues
Transportation fuels (1)	$5,005,535	$4,725,169	$9,634,166	$9,233,063
Specialty lubricant products (2)	644,163	635,375	1,258,384	1,315,237
Asphalt, fuel oil and other products (3)	568,960	572,520	1,052,276	1,012,859
Total refined product revenues	6,218,658	5,933,064	11,944,826	11,561,159
Excess crude oil revenues (4)	436,796	621,750	703,892	1,332,647
Renewable diesel revenues (5)	190,137	175,063	369,806	377,476
Transportation and logistics services	27,094	29,833	50,193	56,249
Marketing revenues (6)	942,362	1,040,933	1,718,169	1,978,318
Other revenues (7)	30,784	33,003	86,090	92,939
Total sales and other revenues	$7,845,831	$7,833,646	$14,872,976	$15,398,788

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Refined product revenues by market
United States:
Mid-Continent	$2,409,853	$2,276,837	$4,625,694	$4,283,993
Southwest	1,082,895	890,586	2,058,597	1,723,288
Rocky Mountains	2,155,871	2,207,770	4,144,362	4,405,597
Northeast	212,722	233,695	432,069	497,599
Canada	288,276	254,952	544,048	505,676
Europe, Asia and Latin America	69,041	69,224	140,056	145,006
Total refined product revenues	$6,218,658	$5,933,064	$11,944,826	$11,561,159
(1)Transportation fuels revenues are attributable to our Refining segment’s wholesale marketing of gasoline, diesel and jet fuel.
(2)Specialty lubricant products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Revenues from asphalt, fuel oil and other products include amounts attributable to our Refining and Lubricants & Specialties segments of $488.1 million and $80.9 million, respectively, for the three months ended June 30, 2024, $910.1 million and $142.1 million, respectively, for the six months ended June 30, 2024, $522.2 million and $50.3 million, respectively, for the three months ended June 30, 2023, and $909.0 million and $103.8 million, respectively, for the six months ended June 30, 2023.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(5)Renewable diesel revenues are principally attributable to our Renewables segment.
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

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under our third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Balance at January 1	$7,533	$10,722
Increase	10,936	9,547
Recognized as revenue	(11,666)	(10,986)
Balance at June 30	$6,803	$9,283

As of June 30, 2024, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, lubricants and specialties to be sold ratably at market prices through 2034. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under ASC 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2024	2025	2026	Thereafter	Total

	(In thousands)
Refined product sales volumes (barrels)	16,254	26,553	18,852	46,690	108,349

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of June 30, 2024, are presented below:

Contractual Minimum	Remainder of 2024	2025	2026	Thereafter	Total

	(In thousands)
Midstream operations revenues	$10,426	$11,242	$7,782	$43,308	$72,758

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

The carrying amounts of derivative instruments and RINs credit obligations at June 30, 2024 and December 31, 2023 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2024
Assets:
Commodity forward contracts	$574	$—	$574	$—
Foreign currency forward contracts	3,261	—	3,261	—
Total assets	$3,835	$—	$3,835	$—

Liabilities:
NYMEX futures contracts	$4,674	$4,674	$—	$—
Commodity price swaps	1,495	—	1,495	—
Commodity forward contracts	738	—	738	—
Foreign currency forward contracts	51	—	51	—
RINs credit obligations (1)	22,745	—	22,745	—
Total liabilities	$29,703	$4,674	$25,029	$—

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
(1)Represent obligations for RINs credits for which we did not have sufficient quantities at June 30, 2024 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

Level 1 Fair Value Measurements
Our New York Mercantile Exchange (“NYMEX”) futures contracts are exchange-traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of foreign currency forward contracts is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. RINs credit obligations are valued based on quoted prices from an independent pricing service.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Net income attributable to HF Sinclair stockholders	$151,788	$507,661	$466,452	$860,927
Participating securities’ share in earnings (1)	841	4,411	2,754	7,304
Net income attributable to common shares	$150,947	$503,250	$463,698	$853,623
Average number of shares of common stock outstanding	191,510	192,348	195,110	193,888
Average number of shares of common stock outstanding assuming dilution	191,510	192,348	195,110	193,888
Basic earnings per share	$0.79	$2.62	$2.38	$4.40
Diluted earnings per share	$0.79	$2.62	$2.38	$4.40
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

The compensation cost for these plans was $5.8 million and $11.3 million for the three months ended June 30, 2024 and 2023, respectively, and $11.6 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively.

Additionally, prior to the HEP Merger Transaction, HEP maintained an equity-based compensation plan for the General Partner’s non-employee directors and certain executives and employees. Compensation costs attributable to HEP’s equity-based compensation plan was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of restricted stock units and performance share units activity during the six months ended June 30, 2024, is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2024	1,102,755	485,531
Granted (1)	3,268	1,248
Vested	(156,949)	(1,859)
Forfeited	(198,404)	(59,740)
Outstanding at June 30, 2024	750,670	425,180

(1) Weighted average grant date fair value per unit.	$57.19	$53.43

NOTE 7:Inventories

Inventories consist of the following components:

	June 30, 2024	December 31, 2023

	(In thousands)
Crude oil	$829,845	$858,411
Other raw materials and unfinished products (1)	736,298	683,066
Finished products (2)	1,426,590	1,435,817
Lower of cost or market reserve	(109,077)	(331,570)
Process chemicals (3)	48,713	50,917
Repair and maintenance supplies and other (4)	227,789	225,190
Total inventory	$3,160,158	$2,921,831
(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

At June 30, 2024, the LIFO value of our Refining segment inventories was equal to cost. The December 31, 2023 market reserve of $220.6 million reversed resulting in a decrease to cost of sales totaling $220.6 million for the six months ended June 30, 2024. The effect of the change in the lower of cost or market reserve was an increase to cost of sales totaling $26.8 million for both the three and six months ended June 30, 2023.

Our Renewables segment inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $109.1 million and $111.0 million at June 30, 2024 and December 31, 2023, respectively. A new market reserve of $109.1 million as of June 30, 2024 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was a decrease to cost of sales totaling $3.1 million and $34.7 million for the three months ended June 30, 2024 and 2023, respectively. The effect of the change in the lower of cost or market reserve was a decrease to cost of sales totaling $1.9 million and an increase to cost of sales totaling $12.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incurred expenses of $0.7 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $15.4 million for the six months ended June 30, 2024 and 2023, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $188.4 million and $195.4 million at June 30, 2024 and December 31, 2023, respectively, of which $161.2 million and $161.4 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

NOTE 9:Debt

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

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

The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At June 30, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $350.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Prior to the Investment Grade Date (as defined in the HEP Credit Agreement), indebtedness under the HEP Credit Agreement bears interest, at our option, at either (a) the Alternate Base Rate (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 0.75% to 1.75%) or (b) Adjusted Term SOFR (as defined in the HEP Credit Agreement) plus an applicable margin (ranging from 1.75% to 2.75%). In each case, the applicable margin is based upon the Total Leverage Ratio (as defined in the HEP Credit Agreement). The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 7.07% as of June 30, 2024.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Notes
Our unsecured senior notes and unsubordinated obligations (as set forth in the table below under “HF Sinclair Financing Arrangements”) rank equally with all future unsecured and unsubordinated indebtedness.

Further, we may from time to time seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution and then leased back the precious metals catalyst in exchange for cash. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease, and the lease payments are recorded as interest expense. The current leases mature in one year or less. Upon maturity, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $35.6 million and $37.0 million at June 30, 2024 and December 31, 2023, respectively, and are included in “Accrued liabilities” on our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At June 30, 2024, there were no letters of credit outstanding under such credit facilities.

The principal and carrying amounts of long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	June 30, 2024	December 31, 2023

HollyFrontier Corporation Senior Notes:
5.875% Senior Notes	April 2026	$202,900	$202,900
4.500% Senior Notes	October 2030	74,966	74,966
		277,866	277,866
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	797,100	797,100
4.500% Senior Notes	October 2030	325,034	325,034
5.000% Senior Notes	February 2028	498,879	498,879
6.375% Senior Notes	April 2027	399,875	399,875
		2,020,888	2,020,888
HEP Senior Notes:
5.000% Senior Notes	February 2028	1,121	1,121
6.375% Senior Notes	April 2027	125	125
		1,246	1,246
Total Senior Notes		2,300,000	2,300,000

HEP Credit Agreement	July 2025	350,000	455,500
HF Sinclair Credit Agreement	April 2026	—	—
Total Credit Agreements		350,000	455,500

Unamortized discount and debt issuance costs		(14,281)	(16,417)
Total long-term debt, net		$2,635,719	$2,739,083
(1)As of June 30, 2024 and December 31, 2023, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
HollyFrontier Corporation, HF Sinclair and HEP Senior Notes	$2,261,980	$2,271,856

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We capitalized $0.8 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively, of interest attributable to construction projects.

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

The following tables present the pre-tax effect on other comprehensive income (“OCI”) and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Loss Recognized in OCI			Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended June 30,		Income Statement Location	Three Months Ended June 30,
	2024	2023		2024	2023

	(In thousands)			(In thousands)
Commodity contracts	$(456)	$(271)	Sales and other revenues	$(305)	$271
Total	$(456)	$(271)		$(305)	$271

	Net Unrealized Loss Recognized in OCI			Gain (Loss) Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Six Months Ended June 30,		Income Statement Location	Six Months Ended June 30,
	2024	2023		2024	2023

	(In thousands)			(In thousands)
Commodity contracts	$(456)	$—	Sales and other revenues	$(4,592)	$270
Total	$(456)	$—		$(4,592)	$270

Economic Hedges
We have commodity contracts, including NYMEX futures contracts, to lock in prices on forecasted inventory purchases and sales. We have basis swap contracts to mitigate exposure to natural gas price volatility. We periodically have forward purchase and sale contracts to lock in basis spread differentials on forecasted crude oil and refined products purchases. We use collar contracts to mitigate exposure to natural gas price volatility; these contracts serve as economic hedges (derivatives used for risk management but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals catalyst financing arrangements discussed in Note 9 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

		Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023

		(In thousands)
Commodity contracts	Cost of materials and other	$1,538	$13,154	$(19,127)	$19,902
	Operating expenses	(1,665)	3,648	(1,878)	(10,410)
	Interest expense	(3,993)	2,514	(1,230)	4,920
Foreign currency contracts	Gain (loss) on foreign currency transactions	3,540	(8,716)	13,671	(8,602)
	Total	$(580)	$10,600	$(8,564)	$5,810

As of June 30, 2024, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2024	2025	Unit of Measure

Derivatives Designated as Hedging Instruments
Forward diesel contracts - short	125,000	125,000	—	Barrels

Derivatives Not Designated as Hedging Instruments
NYMEX futures (WTI) - short	1,790,000	1,790,000	—	Barrels
Forward gasoline and diesel contracts - long	150,000	150,000	—	Barrels
Foreign currency forward contracts	385,904,193	177,833,367	208,070,826	U.S. dollar
Forward commodity contracts (platinum)	34,628	2,047	32,581	Troy ounces
Natural gas price swaps (basis spread) - long	2,208,000	2,208,000	—	MMBTU

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In thousands)
June 30, 2024
Derivatives designated as cash flow hedging instruments:
Commodity forward contracts	$—	$—	$—	$210	$—	$210
	$—	$—	$—	$210	$—	$210

Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$4,674	$—	$4,674
Commodity price swap contracts	—	—	—	1,495	—	1,495
Commodity forward contracts	574	—	574	528	—	528
Foreign currency forward contracts	4,169	(908)	3,261	51	—	51
	$4,743	$(908)	$3,835	$6,748	$—	$6,748

Total net balance			$3,835			$6,958

Balance sheet classification:	Prepayment and other		$3,835	Accrued liabilities		$6,958

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In thousands)
December 31, 2023
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$836	$—	$836	$—	$—	$—
Commodity price swap contracts	—	—	—	7,808	—	7,808
Commodity forward contracts	2,908	—	2,908	1,848	—	1,848
Foreign currency forward contracts	—	—	—	7,893	—	7,893
	$3,744	$—	$3,744	$17,549	$—	$17,549

Total net balance			$3,744			$17,549

Balance sheet classification:	Prepayment and other		$3,744	Accrued liabilities		$17,549

NOTE 11:Stockholders’ Equity

On April 1, 2024, we repurchased 5,000,000 shares of our outstanding common stock from REH Company (“REH Company” and together with its affiliate REH Advisors Inc., “REH”) in a privately negotiated transaction under the share repurchase program approved by our Board of Directors in August 2023 (the “August 2023 Share Repurchase Program”) and pursuant to the Stock Purchase Agreement, dated April 1, 2024 (the “April 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the April 2024 Stock Purchase Agreement was $59.22 per share resulting in an aggregate purchase price of $296.1 million. The purchase price was funded with cash on hand. As of May 7, 2024, we had repurchased $785.8 million under the August 2023 Share Repurchase Program.

On May 7, 2024, our Board of Directors approved a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

On May 14, 2024, we repurchased 1,348,435 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the May 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated May 14, 2024 (the “May 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the May 2024 Stock Purchase Agreement was $55.62 per share resulting in an aggregate purchase price of $75.0 million. The purchase price was funded with cash on hand.

As of June 30, 2024, we had remaining authorization to repurchase up to $925.0 million under the May 2024 Share Repurchase Program.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Number of shares repurchased (1)	6,348,435	—	9,279,177	4,793,857
Cash paid for shares repurchased (in thousands)	$371,100	$—	$537,228	$240,323
(1)During the six months ended June 30, 2024, 7,864,761 shares were repurchased for $456.1 million, pursuant to privately negotiated repurchases from REH Company. During the six months ended June 30, 2023, 1,969,279 shares were repurchased for $100.0 million pursuant to privately negotiated repurchases from REH Company.

During the six months ended June 30, 2024 and 2023, we withheld 59,626 and 18,349 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On August 1, 2024, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on September 5, 2024 to holders of record of common stock on August 21, 2024.

NOTE 12:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In thousands)
Three Months Ended June 30, 2024
Net change in foreign currency translation adjustment	$(5,241)	$(1,101)	$(4,140)
Net unrealized loss on hedging instruments	(456)	(110)	(346)
Net change in pension and other post-retirement benefit obligations	(716)	(166)	(550)
Other comprehensive loss attributable to HF Sinclair stockholders	$(6,413)	$(1,377)	$(5,036)

Three Months Ended June 30, 2023
Net change in foreign currency translation adjustment	$9,852	$2,076	$7,776
Net unrealized loss on hedging instruments	(271)	(66)	(205)
Net change in pension and other post-retirement benefit obligations	(960)	(233)	(727)
Other comprehensive income attributable to HF Sinclair stockholders	$8,621	$1,777	$6,844

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In thousands)
Six Months Ended June 30, 2024
Net change in foreign currency translation adjustment	$(17,847)	$(3,744)	$(14,103)
Net unrealized loss on hedging activities	(456)	(110)	(346)
Net change in pension and other post-retirement benefit obligations	(1,415)	(335)	(1,080)
Other comprehensive loss attributable to HF Sinclair stockholders	$(19,718)	$(4,189)	$(15,529)

Six Months Ended June 30, 2023
Net change in foreign currency translation adjustment	$12,778	$2,690	$10,088
Net change in pension and other post-retirement benefit obligations	(1,920)	(466)	(1,454)
Other comprehensive income attributable to HF Sinclair stockholders	$10,858	$2,224	$8,634

The following table presents the statements of income line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”):

	Three Months Ended June 30,
AOCI Component	2024	2023	Statement of Income Line Item

	(In thousands)
Hedging instruments:
Commodity price swaps	$(305)	$271	Sales and other revenues
	(74)	66	Income tax expense (benefit)
	(231)	205	Net of tax

Other post-retirement benefit obligations:
Pension obligations	(215)	45	Gain (loss) on sale of assets and other
	(61)	11	Income tax expense (benefit)
	(154)	34	Net of tax

Post-retirement healthcare obligations	935	918	Gain on sale of assets and other
	228	223	Income tax expense
	707	695	Net of tax

Retirement restoration plan	(4)	(3)	Loss on sale of assets and other
	(1)	(1)	Income tax benefit
	(3)	(2)	Net of tax

Total reclassifications for the period	$319	$932

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
AOCI Component	2024	2023	Statement of Income Line Item

	(In thousands)
Hedging instruments:
Commodity price swaps	$(4,592)	$270	Sales and other revenues
	(1,113)	65	Income tax expense
	(3,479)	205	Net of tax

Other post-retirement benefit obligations:
Pension obligations	(432)	90	Gain (loss) on sale of assets and other
	(114)	22	Income tax expense
	(318)	68	Net of tax

Post-retirement healthcare obligations	1,857	1,836	Gain on sale of assets and other
	451	445	Income tax expense
	1,406	1,391	Net of tax

Retirement restoration plan	(10)	(6)	Gain on sale of assets and other
	(2)	(1)	Income tax benefit
	(8)	(5)	Net of tax

Total reclassifications for the period	$(2,399)	$1,659

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30, 2024	December 31, 2023

	(In thousands)
Foreign currency translation adjustment	$(37,129)	$(23,026)
Unrealized gain on pension obligations	1,051	619
Unrealized gain on post-retirement benefit obligations	9,111	10,623
Unrealized loss on hedging instruments	(346)	—
Accumulated other comprehensive loss	$(27,313)	$(11,784)

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During 2017 and 2019, the EPA granted the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard program requirements for the 2016 and 2018, respectively, compliance years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production were not subject to the renewable volume obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our cost of materials and other. On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross Refinery and Cheyenne Refinery for the 2019 and 2020 compliance years.

Certain of our subsidiaries pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, before the U.S. Court of Appeals for the DC Circuit, sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, before the U.S. Court of Appeals for the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

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

On July 26, 2024, the U.S. Court of Appeals for the DC Circuit issued a favorable decision vacating the EPA’s denial of all of our small refinery exemption petitions, finding the denial to be unlawful. The DC Circuit will remand the small refinery exemption petitions to the EPA for new determination. The DC Circuit also upheld the alternative compliance demonstration and denied Growth Energy’s challenge.

Since these decisions are still subject to appeal, it is too early to determine their final impact. We are unable to estimate the costs we may incur, if any, at this time.

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

The Renewables segment represents the operations of our Cheyenne renewable diesel unit (“RDU”), Artesia RDU, the Sinclair RDU and the pre-treatment unit at our Artesia, New Mexico facility.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In thousands)
Three Months Ended June 30, 2024
Sales and other revenues:
Revenues from external customers	$5,970,098	$180,228	$942,362	$726,049	$27,094	$—	$7,845,831
Intersegment revenues and other (1)	1,007,711	68,050	—	5,350	131,087	(1,212,198)	—
	$6,977,809	$248,278	$942,362	$731,399	$158,181	$(1,212,198)	$7,845,831
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	6,291,029	220,056	919,611	531,390	—	(1,211,561)	6,750,525
Lower of cost or market inventory valuation adjustment	—	(3,123)	—	—	—	—	(3,123)
Operating expenses	449,097	24,705	—	64,445	51,089	1,981	591,317
	6,740,126	241,638	919,611	595,835	51,089	(1,209,580)	7,338,719
Selling, general and administrative expenses	50,740	1,384	7,345	38,209	2,925	4,255	104,858
Depreciation and amortization	122,215	19,786	6,374	22,716	14,943	19,286	205,320
Income (loss) from operations	$64,728	$(14,530)	$9,032	$74,639	$89,224	$(26,159)	$196,934
Earnings of equity method investments	$—	$—	$—	$—	$7,158	$957	$8,115
Capital expenditures	$35,694	$3,271	$12,960	$7,173	$11,144	$13,967	$84,209

Three Months Ended June 30, 2023
Sales and other revenues:
Revenues from external customers	$5,901,713	$175,063	$1,040,933	$686,104	$29,833	$—	$7,833,646
Intersegment revenues and other (1)	1,137,669	98,122	—	4,529	106,540	(1,346,860)	—
	$7,039,382	$273,185	$1,040,933	$690,633	$136,373	$(1,346,860)	$7,833,646
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	5,842,573	258,806	1,008,306	510,581	—	(1,346,661)	6,273,605
Lower of cost or market inventory valuation adjustment	26,842	(34,705)	—	—	—	—	(7,863)
Operating expenses	411,324	24,373	—	64,034	45,853	1,216	546,800
	6,280,739	248,474	1,008,306	574,615	45,853	(1,345,445)	6,812,542
Selling, general and administrative expenses	53,038	1,336	8,127	44,914	5,512	14,461	127,388
Depreciation and amortization	112,542	18,968	6,016	20,379	21,819	9,636	189,360
Income (loss) from operations	$593,063	$4,407	$18,484	$50,725	$63,189	$(25,512)	$704,356
Earnings of equity method investments	$—	$—	$—	$—	$3,545	$—	$3,545
Capital expenditures	$45,187	$3,537	$6,200	$5,734	$8,650	$10,873	$80,181

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In thousands)
Six Months Ended June 30, 2024
Sales and other revenues:
Revenues from external customers	$11,343,123	$359,897	$1,718,169	$1,401,594	$50,193	$—	$14,872,976
Intersegment revenues and other (1)	1,838,931	127,940	—	7,792	263,003	(2,237,666)	—
	$13,182,054	$487,837	$1,718,169	$1,409,386	$313,196	$(2,237,666)	$14,872,976
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	11,765,551	450,329	1,672,141	1,024,236	—	(2,235,232)	12,677,025
Lower of cost or market inventory valuation adjustment	(220,558)	(1,935)	—	—	—	—	(222,493)
Operating expenses	921,183	51,166	—	128,445	96,607	1,028	1,198,429
	12,466,176	499,560	1,672,141	1,152,681	96,607	(2,234,204)	13,652,961
Selling, general and administrative expenses	99,457	2,786	15,101	72,777	6,854	11,257	208,232
Depreciation and amortization	239,585	40,058	12,677	45,227	35,063	31,439	404,049
Income (loss) from operations	$376,836	$(54,567)	$18,250	$138,701	$174,672	$(46,158)	$607,734
Earnings of equity method investments	$—	$—	$—	$—	$14,546	$915	$15,461
Capital expenditures	$90,718	$5,921	$20,491	$12,484	$19,249	$24,454	$173,317

Six Months Ended June 30, 2023
Sales and other revenues:
Revenues from external customers	$11,566,927	$377,476	$1,978,318	$1,419,818	$56,249	$—	$15,398,788
Intersegment revenues and other (1)	2,191,070	193,725	—	10,325	216,056	(2,611,176)	—
	$13,757,997	$571,201	$1,978,318	$1,430,143	$272,305	$(2,611,176)	$15,398,788
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	11,483,704	521,544	1,932,355	1,049,441	—	(2,609,382)	12,377,662
Lower of cost or market inventory valuation adjustment	26,842	12,892	—	—	—	—	39,734
Operating expenses	913,083	55,744	—	127,627	87,532	2,197	1,186,183
	12,423,629	590,180	1,932,355	1,177,068	87,532	(2,607,185)	13,603,579
Selling, general and administrative expenses	92,116	2,251	15,090	84,178	10,147	19,519	223,301
Depreciation and amortization	212,625	38,942	11,887	39,747	41,581	18,561	363,343
Income (loss) from operations	$1,029,627	$(60,172)	$18,986	$129,150	$133,045	$(42,071)	$1,208,565
Earnings of equity method investments	$—	$—	$—	$—	$7,427	$—	$7,427
Capital expenditures	$112,961	$8,381	$11,455	$14,383	$16,264	$16,806	$180,250
(1)Includes income earned by certain of our subsidiaries in the Midstream segment related to intercompany transportation agreements with certain of our subsidiaries in the Refining and Lubricants & Specialties segments that represent leases. These transactions eliminate in consolidation.

Table Content
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In addition, this Item 2 should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes within our Annual Report on Form 10-K for the year ended December 31, 2023, and Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the closing of the HEP Merger Transaction (as defined below) on December 1, 2023, refer to HEP and its consolidated subsidiaries.

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

For the three months ended June 30, 2024, net income attributable to HF Sinclair stockholders was $151.8 million compared to $507.7 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, net income attributable to HF Sinclair stockholders was $466.5 million compared to $860.9 million for the six months ended June 30, 2023.

Our results for the second quarter of 2024 were primarily impacted by high utilization rates in the refining industry. We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

In the Refining segment, we saw lower refining margins in both the West and Mid-Continent regions in the second quarter of 2024 principally as a result of high utilization rates across the industry. Additionally, we completed planned maintenance activities at our Parco refinery during the period. For the third quarter of 2024, we expect to run between 570,000 – 600,000 barrels per day of crude oil, which reflects planned maintenance at our Parco and El Dorado refineries.

In the Renewables segment, we saw improved performance as a result of increased sales volumes and feedstock optimization despite continued weakness in RINs and Low Carbon Fuel Standard (“LCFS”) prices and planned maintenance at our renewable diesel unit (“RDU”) within our Parco co-located refinery impacted renewable diesel margins in the second quarter of 2024. For the third quarter of 2024, we expect continued weakness in RINs and LCFS prices to impact renewable diesel margins.

In the Marketing segment, we continued to see strong value in the Sinclair branded sites during the second quarter of 2024 as the marketing business continued to provide a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% over the next six to twelve months.

In the Lubricants & Specialties segment, during the second quarter of 2024, we continued to see strong performance, driven by increased sales volumes, sales mix optimization and base oil integration across our portfolio.

In the Midstream segment, our results benefited from higher revenues from increased sales volumes and higher tariffs in the second quarter of 2024.

Table Content
In August 2023, our Board of Directors authorized a $1.0 billion share repurchase program, and we continued to repurchase shares in the first and second quarter of 2024 under this program. On May 7, 2024, our Board of Directors authorized a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), and we continued to repurchase shares this quarter under the May 2024 Share Repurchase Program. The timing and amount of share repurchases under the May 2024 Share Repurchase Program, including those from REH Company (“REH Company” and together with its affiliate REH Advisors Inc., “REH”), will depend on market conditions and corporate, tax, regulatory and other relevant conditions. On August 1, 2024, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share. The dividend is payable on September 5, 2024 to holders of record of common stock on August 21, 2024.

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

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our cost of materials and other, with RINs costs totaling $107.6 million and $214.1 million for the three and six months ended June 30, 2024, respectively, compared to $200.8 million and $358.3 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, our open RINs credit obligations were $22.7 million.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2024 and 2023 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2023
	2024	2023	Change	Percent

	(In thousands, except per share data)
Sales and other revenues	$7,845,831	$7,833,646	$12,185	—%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	6,750,525	6,273,605	476,920	8%
Lower of cost or market inventory valuation adjustment	(3,123)	(7,863)	4,740	(60)%
Operating expenses (exclusive of depreciation and amortization)	591,317	546,800	44,517	8%
	7,338,719	6,812,542	526,177	8%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	104,858	127,388	(22,530)	(18)%
Depreciation and amortization	205,320	189,360	15,960	8%
Total operating costs and expenses	7,648,897	7,129,290	519,607	7%
Income from operations	196,934	704,356	(507,422)	(72)%
Other income (expense):
Earnings of equity method investments	8,115	3,545	4,570	129%
Interest income	18,495	17,591	904	5%
Interest expense	(45,449)	(46,982)	1,533	(3)%
Gain (loss) on foreign currency transactions	(369)	748	(1,117)	(149)%
Gain (loss) on sale of assets and other	(264)	1,152	(1,416)	(123)%
	(19,472)	(23,946)	4,474	(19)%
Income before income taxes	177,462	680,410	(502,948)	(74)%
Income tax expense	23,982	145,925	(121,943)	(84)%
Net income	153,480	534,485	(381,005)	(71)%
Less net income attributable to noncontrolling interest	1,692	26,824	(25,132)	(94)%
Net income attributable to HF Sinclair stockholders	$151,788	$507,661	$(355,873)	(70)%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$0.79	$2.62	$(1.83)	(70)%
Diluted	$0.79	$2.62	$(1.83)	(70)%
Cash dividends declared per common share	$0.50	$0.45	$0.05	11%
Average number of common shares outstanding:
Basic	191,510	192,348	(838)	—%
Diluted	191,510	192,348	(838)	—%

	Six Months Ended June 30,		Change from 2023
	2024	2023	Change	Percent

	(In thousands, except per share data)
Sales and other revenues	$14,872,976	$15,398,788	$(525,812)	(3)%
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization):
Cost of materials and other (exclusive of lower of cost or market inventory valuation adjustment)	12,677,025	12,377,662	299,363	2%
Lower of cost or market inventory valuation adjustment	(222,493)	39,734	(262,227)	(660)%
Operating expenses (exclusive of depreciation and amortization)	1,198,429	1,186,183	12,246	1%
	13,652,961	13,603,579	49,382	—%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	208,232	223,301	(15,069)	(7)%
Depreciation and amortization	404,049	363,343	40,706	11%
Total operating costs and expenses	14,265,242	14,190,223	75,019	1%
Income from operations	607,734	1,208,565	(600,831)	(50)%
Other income (expense):
Earnings of equity method investments	15,461	7,427	8,034	108%
Interest income	40,674	37,526	3,148	8%
Interest expense	(86,140)	(92,804)	6,664	(7)%
Gain on foreign currency transactions	74	1,618	(1,544)	(95)%
Gain on sale of assets and other	1,755	2,783	(1,028)	(37)%
	(28,176)	(43,450)	15,274	(35)%
Income before income taxes	579,558	1,165,115	(585,557)	(50)%
Income tax expense	109,456	245,625	(136,169)	(55)%
Net income	470,102	919,490	(449,388)	(49)%
Less net income attributable to noncontrolling interest	3,650	58,563	(54,913)	(94)%
Net income attributable to HF Sinclair stockholders	$466,452	$860,927	$(394,475)	(46)%
Earnings per share attributable to HF Sinclair stockholders:
Basic	$2.38	$4.40	$(2.02)	(46)%
Diluted	$2.38	$4.40	$(2.02)	(46)%
Cash dividends declared per common share	$1.00	$0.90	$0.10	11%
Average number of common shares outstanding:
Basic	195,110	193,888	1,222	1%
Diluted	195,110	193,888	1,222	1%

Balance Sheet Data

	June 30, 2024	December 31, 2023

	(Unaudited)
	(In thousands)
Cash and cash equivalents	$866,274	$1,353,747
Working capital	$3,083,583	$3,371,905
Total assets	$17,381,762	$17,716,265
Total debt	$2,635,719	$2,739,083
Total equity	$9,957,114	$10,237,298

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net cash provided by operating activities	$225,921	$489,960	$542,816	$667,665
Net cash used for investing activities	$(82,172)	$(76,043)	$(173,544)	$(176,280)
Net cash used for financing activities	$(516,284)	$(163,683)	$(851,744)	$(542,793)
Capital expenditures	$84,209	$80,181	$173,317	$180,250
EBITDA (1)	$408,044	$872,337	$1,025,423	$1,525,173
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

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus lower of cost or market inventory valuation adjustments, depreciation and amortization and operating expenses, divided by sales volumes of produced refined products sold. This margin measure does not include the non-cash effects of lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Mid-Continent Region
Crude charge (BPD) (1)	265,810	228,300	262,420	219,890
Refinery throughput (BPD) (2)	281,540	246,570	277,710	238,960
Sales of produced refined products (BPD) (3)	283,190	240,550	277,830	222,880
Refinery utilization (4)	102.2%	87.8%	100.9%	84.6%

Average per produced barrel sold: (5)
Gross margin (6)	$0.66	$9.68	$3.98	$9.05

Adjusted refinery gross margin (7)	$8.39	$19.42	$9.41	$19.71
Operating expenses (8)	5.90	6.40	6.15	7.72
Adjusted refinery gross margin, less operating expenses	$2.49	$13.02	$3.26	$11.99

Operating expenses per throughput barrel (9)	$5.93	$6.24	$6.15	$7.20

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Mid-Continent Region
Feedstocks:
Sweet crude oil	56%	59%	53%	62%
Sour crude oil	20%	17%	23%	16%
Heavy sour crude oil	19%	16%	19%	14%
Other feedstocks and blends	5%	8%	5%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	49%	53%	49%
Diesel fuels	30%	31%	31%	30%
Jet fuels	5%	6%	5%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	5%	4%	4%
Lubricants	4%	4%	4%	5%
LPG and other	2%	4%	2%	4%
Total	100%	100%	100%	100%

West Region
Crude charge (BPD) (1)	368,920	325,640	357,410	306,480
Refinery throughput (BPD) (2)	395,070	352,400	382,240	339,710
Sales of produced refined products (BPD) (3)	383,060	357,630	371,030	334,420
Refinery utilization (4)	88.3%	77.9%	85.5%	73.3%

Average per produced barrel sold: (5)
Gross margin (6)	$2.83	$13.34	$4.07	$12.50

Adjusted refinery gross margin (7)	$13.50	$23.71	$13.93	$24.44
Operating expenses (8)	8.52	8.33	9.04	9.94
Adjusted refinery gross margin, less operating expenses	$4.98	$15.38	$4.89	$14.50

Operating expenses per throughput barrel (9)	$8.26	$8.46	$8.77	$9.79

Feedstocks:
Sweet crude oil	37%	30%	35%	31%
Sour crude oil	41%	44%	42%	42%
Heavy sour crude oil	10%	13%	11%	11%
Black wax crude oil	6%	6%	6%	6%
Other feedstocks and blends	6%	7%	6%	10%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	54%	52%	55%
Diesel fuels	32%	28%	32%	30%
Jet fuels	6%	6%	6%	5%
Fuel oil	2%	1%	2%	2%
Asphalt	3%	3%	2%	2%
LPG and other	6%	8%	6%	6%
Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Consolidated
Crude charge (BPD) (1)	634,730	553,940	619,830	526,370
Refinery throughput (BPD) (2)	676,610	598,970	659,950	578,670
Sales of produced refined products (BPD) (3)	666,250	598,180	648,860	557,300
Refinery utilization (4)	93.6%	81.7%	91.4%	77.6%

Average per produced barrel sold: (5)
Gross margin (6)	$1.90	$11.87	$4.03	$11.12

Adjusted refinery gross margin (7)	$11.33	$21.99	$11.99	$22.55
Operating expenses (8)	7.41	7.56	7.80	9.05
Adjusted refinery gross margin, less operating expenses	$3.92	$14.43	$4.19	$13.50

Operating expenses per throughput barrel (9)	$7.29	$7.55	$7.67	$8.72

Feedstocks:
Sweet crude oil	46%	42%	42%	44%
Sour crude oil	32%	33%	34%	32%
Heavy sour crude oil	13%	14%	14%	12%
Black wax crude oil	3%	3%	4%	3%
Other feedstocks and blends	6%	8%	6%	9%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	52%	52%	53%
Diesel fuels	32%	29%	32%	30%
Jet fuels	6%	6%	6%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	4%	3%	3%
Base oils	2%	2%	2%	2%
LPG and other	4%	6%	4%	5%
Total	100%	100%	100%	100%
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
(6)Gross margin represents total Refining segment sales and other revenues less cost of materials and other, lower of cost or market inventory valuation adjustments, operating expenses and depreciation and amortization, divided by sales volumes of refined products produced at our refineries.
(7)Adjusted refinery gross margin is a non-GAAP measure and represents total Refining segment gross margin plus lower of cost or market inventory valuation adjustments, depreciation and amortization and operating expenses, divided by sales volumes of refined products produced at our refineries. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.
(8)Represents total Refining segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of refined products produced at our refineries.
(9)Represents total Refining segment operating expenses, exclusive of depreciation and amortization, divided by refinery throughput.

Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations and includes our Sinclair RDU. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus lower of cost or market inventory valuation adjustments, depreciation and amortization and operating expenses, divided by sales volumes of produced renewables products sold. This margin measure does not include the non-cash effects of lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Renewables
Sales volumes (in thousand gallons)	63,557	50,159	124,729	97,987
Average per produced gallon sold: (1)
Gross margin (2)	$(0.21)	$0.11	$(0.42)	$(0.59)

Adjusted renewables gross margin (3)	$0.44	$0.29	$0.30	$0.51
Operating expenses (4)	0.39	0.49	0.41	0.57
Adjusted renewables gross margin, less operating expenses	$0.05	$(0.20)	$(0.11)	$(0.06)
(1)Represents the average amount per produced gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.
(2)Gross margin represents total Renewables segment sales and other revenues less cost of materials and other, lower of cost or market inventory valuation adjustments, operating expenses and depreciation and amortization, divided by sales volumes of renewable diesel produced at our renewable diesel units.
(3)Adjusted renewables gross margin is a non-GAAP measure and represents total Renewables segment gross margin plus lower of cost or market inventory valuation adjustments, depreciation and amortization and operating expenses, divided by sales volumes of renewable diesel produced at our renewable diesel units. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.
(4)Represents total Renewables segment operating expenses, exclusive of depreciation and amortization, divided by sales volumes of renewable diesel produced at our renewable diesel units.

Marketing Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our marketing operations and includes our Sinclair branded fuel business. Adjusted marketing gross margin per gallon sold is total Marketing segment gross margin plus depreciation and amortization, divided by sales volumes of marketing products sold. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Marketing
Number of branded sites at period end (1)	1,564	1,520	1,564	1,520
Sales volumes (in thousand gallons)	357,137	364,409	678,147	692,816
Average per gallon sold: (2)
Gross margin (3)	$0.05	$0.07	$0.05	$0.05
Adjusted marketing gross margin (4)	$0.06	$0.09	$0.07	$0.07
(1)Includes non-Sinclair branded sites from legacy HollyFrontier agreements.
(2)Represents the average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.
(3)Gross margin represents total Marketing segment sales and other revenues less cost of materials and other and depreciation and amortization, divided by sales volumes of marketing products sold.

(4)Adjusted marketing gross margin is a non-GAAP measure and represents total Marketing segment gross margin plus depreciation and amortization, divided by sales volumes of marketing products sold. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Lubricants & Specialties
Sales of produced refined products (BPD)	34,915	29,140	33,009	30,460

Sales of produced refined products:
Finished products	48%	53%	48%	52%
Base oils	26%	26%	26%	27%
Other	26%	21%	26%	21%
Total	100%	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	175,824	136,598	170,226	139,782
Affiliates—intermediate pipelines	151,894	104,472	144,982	109,372
Affiliates—crude pipelines	426,036	390,285	433,745	431,768
	753,754	631,355	748,953	680,922
Third parties—refined product pipelines	41,596	42,202	39,159	41,321
Third parties—crude pipelines	200,348	208,384	181,420	192,273
	995,698	881,941	969,532	914,516
Terminals and loading racks:
Affiliates	862,459	683,089	825,689	684,956
Third parties	39,602	49,909	36,356	46,206
	902,061	732,998	862,045	731,162
Total for pipelines and terminals assets (BPD)	1,897,759	1,614,939	1,831,577	1,645,678

Results of Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Summary
Net income attributable to HF Sinclair stockholders for the three months ended June 30, 2024, was $151.8 million ($0.79 per basic and diluted share), a $355.9 million decrease compared to net income of $507.7 million ($2.62 per basic and diluted share) for the three months ended June 30, 2023. The decrease in net income was principally driven by lower adjusted refinery gross margins in both the West and Mid-Continent regions, partially offset by higher refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our refining and renewables inventories increased pre-tax earnings by $3.1 million for the three months ended June 30, 2024, and decreased pre-tax earnings by $7.9 million for the three months ended June 30, 2023. Adjusted refinery gross margins for the three months ended June 30, 2024, decreased to $11.33 per produced barrel sold as compared to $21.99 for the three months ended June 30, 2023.

Sales and Other Revenues
Sales and other revenues increased 0.2% from $7,833.6 million for the three months ended June 30, 2023, to $7,845.8 million for the three months ended June 30, 2024, principally due to higher refined product sales volumes, partially offset by decreased refined product sales prices and lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024. Sales and other revenues included $942.4 million, $726.0 million, $27.1 million and $180.2 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the three months ended June 30, 2024. Sales and other revenues included $1,040.9 million, $686.1 million, $29.8 million and $175.1 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the three months ended June 30, 2023.

Cost of Materials and Other
Cost of materials and other, exclusive of lower of cost or market inventory valuation adjustments, increased 8% from $6,273.6 million for the three months ended June 30, 2023, to $6,750.5 million for the three months ended June 30, 2024, principally due to higher refined product sales volumes and higher crude oil costs, partially offset by lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024. Within our Lubricants & Specialties segment, the first in, first out (“FIFO”) impact was a charge of $14.4 million for the three months ended June 30, 2024, compared to a benefit of $0.5 million for the three months ended June 30, 2023.

During the second quarter of 2023, we recognized a lower of cost or market inventory valuation adjustment charge related to our Refining segment inventories of $26.8 million. Additionally, during the second quarter of 2024 and 2023, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Renewables segment inventories of $3.1 million and $34.7 million, respectively.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold decreased 48% from $21.99 for the three months ended June 30, 2023, to $11.33 for the three months ended June 30, 2024. The decrease was due to lower average per barrel sold sales prices and higher crude oil and feedstock prices during the three months ended June 30, 2024. Adjusted refinery gross margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period, operating expenses, and depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 8% from $546.8 million for the three months ended June 30, 2023, to $591.3 million for the three months ended June 30, 2024, primarily due to increased maintenance and personnel costs during the three months ended June 30, 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 18% from $127.4 million for the three months ended June 30, 2023, to $104.9 million for the three months ended June 30, 2024, primarily due to lower professional costs and a decrease in acquisition integration and regulatory costs as compared to the prior period. We incurred $0.9 million and $3.5 million in acquisition integration and regulatory costs during the three months ended June 30, 2024 and 2023, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 8% from $189.4 million for the three months ended June 30, 2023, to $205.3 million for the three months ended June 30, 2024, principally due to depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $18.5 million for the three months ended June 30, 2024, compared to $17.6 million for the three months ended June 30, 2023. The increase in interest income was primarily due to higher interest rates on cash investments during the three months ended June 30, 2024.

Interest Expense
Interest expense was $45.4 million for the three months ended June 30, 2024, compared to $47.0 million for the three months ended June 30, 2023. This decrease was primarily due to a reduction in total debt outstanding as compared to the prior period.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net loss of $0.4 million and a net gain of $0.7 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the change in foreign currency transactions included a gain of $3.5 million and a loss of $8.7 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended June 30, 2024, we recorded income tax expense of $24.0 million compared to $145.9 million for the three months ended June 30, 2023. This decrease was principally due to lower pre-tax income during the three months ended June 30, 2024, compared to the same period of 2023. Our effective tax rates were 13.5% and 21.4% for the three months ended June 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended June 30, 2024, is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended June 30, 2023, was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Results of Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Summary
Net income attributable to HF Sinclair stockholders for the six months ended June 30, 2024 was $466.5 million ($2.38 per basic and diluted share), a $394.5 million decrease compared to net income of $860.9 million ($4.40 per basic and diluted share) for the six months ended June 30, 2023. The decrease in net income was principally driven by lower adjusted refinery gross margins in both the West and Mid-Continent regions, partially offset by higher refined product sales volumes. Lower of cost or market inventory reserve adjustments related to our Refining and Renewables segments inventories increased pre-tax earnings by $222.5 million for the six months ended June 30, 2024 and decreased pre-tax earnings by $39.7 million for the six months ended June 30, 2023. Adjusted refinery gross margins for the six months ended June 30, 2024, decreased to $11.99 per produced barrel sold as compared to $22.55 for the six months ended June 30, 2023.

Sales and Other Revenues
Sales and other revenues decreased 3% from $15,398.8 million for the six months ended June 30, 2023 to $14,873.0 million for the six months ended June 30, 2024, principally due to decreased refined product sales prices and lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024, partially offset by higher refined product sales volumes. Sales and other revenues included $1,718.2 million, $1,401.6 million, $50.2 million and $359.9 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the six months ended June 30, 2024. Sales and other revenues included $1,978.3 million, $1,419.8 million, $56.2 million and $377.5 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the six months ended June 30, 2023.

Cost of Materials and Other
Cost of materials and other, exclusive of lower of cost or market inventory valuation adjustments, increased 2% from $12,377.7 million for the six months ended June 30, 2023 to $12,677.0 million for the six months ended June 30, 2024, principally due to higher refined product sales volumes and higher crude oil costs, partially offset by lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024. Within our Lubricants & Specialties segment, FIFO impact was a charge of $15.7 million and $13.4 million for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Refining segment inventories of $220.6 million as compared to a charge of $26.8 million during the six months ended June 30, 2023. Additionally, during the six months ended June 30, 2024, we recognized a lower of cost or market inventory valuation adjustment benefit related to our Renewables segment inventories of $1.9 million as compared to a charge of $12.9 million during the six months ended June 30, 2023.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold decreased 47% from $22.55 for the six months ended June 30, 2023 to $11.99 for the six months ended June 30, 2024, principally due to lower average per barrel sold sales prices and higher crude oil and feedstock prices during the six months ended June 30, 2024. Adjusted refinery gross margin per barrel does not include the non-cash effects of lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period, operating expenses, and depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q for a reconciliation to the income statement of sale prices of products sold and cost of products purchased.

Operating Expenses
Operating expenses, exclusive of depreciation and amortization, increased 1% from $1,186.2 million for the six months ended June 30, 2023, to $1,198.4 million for the six months ended June 30, 2024, primarily due to increased maintenance and personnel costs, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 7% from $223.3 million for the six months ended June 30, 2023, to $208.2 million for the six months ended June 30, 2024, primarily due to lower professional costs and a decrease in acquisition integration and regulatory costs as compared to the prior period. We incurred $1.9 million and $7.4 million in acquisition integration and regulatory costs during the six months ended June 30, 2024 and 2023, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 11% from $363.3 million for the six months ended June 30, 2023, to $404.0 million for the six months ended June 30, 2024, principally due to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $40.7 million for the six months ended June 30, 2024, compared to $37.5 million for the six months ended June 30, 2023. The increase in interest income was primarily due to higher interest rates on cash investments.

Interest Expense
Interest expense was $86.1 million for the six months ended June 30, 2024, compared to $92.8 million for the six months ended June 30, 2023. This decrease was primarily due to a reduction in total debt outstanding as compared to the prior period.

Gain (Loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing note payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on this intercompany note were a net gain of $0.1 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, foreign currency transactions included a gain of $13.7 million and a loss of $8.6 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the six months ended June 30, 2024, we recorded income tax expense of $109.5 million compared to $245.6 million for the six months ended June 30, 2023. This decrease was principally due to lower pre-tax income during the six months ended June 30, 2024, compared to the same period of 2023. Our effective tax rates were 18.9% and 21.1% for the six months ended June 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the six months ended June 30, 2023 was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair Credit Agreement
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At June 30, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.3 million under the HF Sinclair Credit Agreement.

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

During the six months ended June 30, 2024, we had net repayments of $105.5 million under the HEP Credit Agreement. At June 30, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $350.0 million and no outstanding letters of credit under the HEP Credit Agreement.

HEP Senior Notes Exchange
On December 4, 2023, we completed our offers to exchange any and all outstanding HEP 5.000% senior notes maturing February 2028 (the “HEP 5.000% Senior Notes”) and HEP 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes”) (and, collectively, the “HEP Senior Notes”) for HF Sinclair 5.000% senior notes maturing February 2028 (the “HF Sinclair 5.000% Senior Notes”) and HF Sinclair 6.375% senior notes maturing April 2027 (the “HF Sinclair 6.375% Senior Notes”) (and, collectively, the “New HF Sinclair Senior Notes”) to be issued by HF Sinclair with registration rights and cash. In connection with the exchange offers, we amended the indenture governing the HEP Senior Notes to eliminate (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default,” (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the HEP Senior Notes upon a change of control.

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

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At June 30, 2024, there were no letters of credit outstanding under such credit facilities.

See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, we may, from time to time, seek to retire some or all of our outstanding debt or debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and the selective acquisition of complementary assets for our operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under the May 2024 Share Repurchase Program.

Our liquidity was approximately $3.37 billion at June 30, 2024, consisting of cash and cash equivalents of $866.3 million, an undrawn $1.65 billion credit facility under the HF Sinclair Credit Agreement and $850.0 million remaining availability under the HEP Credit Agreement.

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

On April 1, 2024, we repurchased 5,000,000 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the share repurchase program approved by our Board of Directors in August 2023 (the “August 2023 Share Repurchase Program”) and pursuant to the Stock Purchase Agreement, dated April 1, 2024 (the “April 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the April 2024 Stock Purchase Agreement was $59.22 per share resulting in an aggregate purchase price of $296.1 million. The purchase price was funded with cash on hand.

On May 7, 2024, our Board of Directors approved the May 2024 Share Repurchase Program, which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

On May 14, 2024, we repurchased 1,348,435 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the May 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated May 14, 2024 (the “May 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the May 2024 Stock Purchase Agreement was $55.62 per share resulting in an aggregate purchase price of $75.0 million. The purchase price was funded with cash on hand.

During the six months ended June 30, 2024, we made open market and privately negotiated purchases of 7,930,742 shares for $462.2 million under the August 2023 Share Repurchase Program, of which 6,516,326 shares were repurchased for $381.1 million pursuant to privately negotiated repurchases from REH Company. During the six months ended June 30, 2024, we made open market and privately negotiated purchases of 1,348,435 shares for $75.0 million under the May 2024 Share Repurchase Program, of which 1,348,435 shares were repurchased for $75.0 million pursuant to privately negotiated repurchases from REH Company.

Cash Flows – Operating Activities

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net cash flows provided by operating activities were $542.8 million for the six months ended June 30, 2024, compared to $667.7 million for the six months ended June 30, 2023, a decrease of $124.9 million primarily driven by a decrease in net income, partially offset by changes in working capital combined with lower turnaround spend during the six months ended June 30, 2024. Changes in working capital increased operating cash flows by $28.0 million for the six months ended June 30, 2024, and decreased operating cash flows by $374.0 million for the six months ended June 30, 2023. Additionally, for the six months ended June 30, 2024, turnaround expenditures were $169.3 million compared to $347.1 million for the six months ended June 30, 2023.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024, our net cash flows used for investing activities were $173.5 million. Cash expenditures for properties, plants and equipment for the six months ended June 30, 2024, were $173.3 million.

For the six months ended June 30, 2023, our net cash flows used for investing activities were $176.3 million. Cash expenditures for properties, plants and equipment for the six months ended June 30, 2023, were $180.3 million.

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

Cash Flows – Financing Activities

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024, our net cash flows used for financing activities were $851.7 million. During the six months ended June 30, 2024, we repurchased $540.8 million of our common stock, paid $195.3 million in dividends and had net repayments of $105.5 million under the HEP Credit Agreement.

For the six months ended June 30, 2023, our net cash flows used for financing activities were $542.8 million. During the six months ended June 30, 2023, we repurchased $248.0 million of our common stock, paid $175.3 million in dividends and had net repayments of $62.0 million under the HEP Credit Agreement.

Contractual Obligations and Commitments

During the six months ended June 30, 2024, we had net repayments of $105.5 million, resulting in $350.0 million of outstanding borrowings under the HEP Credit Agreement at June 30, 2024.

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

As of June 30, 2024, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2024	2025	Unit of Measure

Forward diesel contracts - short	125,000	125,000	—	Barrels
NYMEX futures (WTI) - short	1,790,000	1,790,000	—	Barrels
Forward gasoline and diesel contracts - long	150,000	150,000	—	Barrels
Foreign currency forward contracts	385,904,193	177,833,367	208,070,826	U.S. dollar
Forward commodity contracts (platinum) (1)	34,628	2,047	32,581	Troy ounces
Natural gas price swaps (basis spread) - long	2,208,000	2,208,000	—	MMBTU
(1)Represents an embedded derivative within our precious metals catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 9 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at June 30,
	2024	2023

	(In thousands)
10% increase in underlying commodity prices	$(14,739)	$(7,561)
10% decrease in underlying commodity prices	$14,739	$7,179

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes (each as set forth in Note 9 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2024, is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In thousands)
HollyFrontier Corporation, HF Sinclair and HEP Senior Notes	$2,300,000	$2,261,980	$39,730

For the variable rate HF Sinclair Credit Agreement and HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2024, outstanding borrowings under the HEP Credit Agreement were $350.0 million, and no borrowings were outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Below is our calculation of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net income attributable to HF Sinclair stockholders	$151,788	$507,661	$466,452	$860,927
Add interest expense	45,449	46,982	86,140	92,804
Subtract interest income	(18,495)	(17,591)	(40,674)	(37,526)
Add income tax expense	23,982	145,925	109,456	245,625
Add depreciation and amortization	205,320	189,360	404,049	363,343
EBITDA	$408,044	$872,337	$1,025,423	$1,525,173

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted refinery gross margin is a non-GAAP performance measure that is used by our management and others to compare our refining performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our refining performance on a relative and absolute basis, including against publicly available crack spread data. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus lower of cost or market inventory valuation adjustments, depreciation and amortization and operating expenses, divided by sales volumes of produced refined products sold. This margin measure does not include the non-cash effects of lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Adjusted refinery gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Refining segment gross margin. The GAAP measure most directly comparable to adjusted refinery gross margin is Refining segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Refining segment gross margin to adjusted refinery gross margin to adjusted refinery gross margin per produced barrel sold and adjusted refinery gross margin, less operating expenses per produced barrel sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per barrel amounts)
Refining segment
Sales and other revenues	$6,977,809	$7,039,382	$13,182,054	$13,757,997
Cost of sales (exclusive of depreciation and amortization)	6,740,126	6,280,739	12,466,176	12,423,629
Depreciation and amortization	122,215	112,542	239,585	212,625
Gross margin	115,468	646,101	476,293	1,121,743
Add (subtract) lower of cost or market inventory adjustment	—	26,842	(220,558)	26,842
Add operating expenses	449,097	411,324	921,183	913,083
Add depreciation and amortization	122,215	112,542	239,585	212,625
Adjusted refinery gross margin	$686,780	$1,196,809	$1,416,503	$2,274,293

Produced barrels sold (BPD) (1)	666,250	598,180	648,860	557,300

Average per produced barrel sold:
Gross margin	$1.90	$11.87	$4.03	$11.12
Add (subtract) lower of cost or market inventory adjustment	—	0.49	(1.87)	0.27
Add operating expenses	7.41	7.56	7.80	9.05
Add depreciation and amortization	2.02	2.07	2.03	2.11
Adjusted refinery gross margin	$11.33	$21.99	$11.99	$22.55
Less operating expenses	7.41	7.56	7.80	9.05
Adjusted refinery gross margin, less operating expenses	$3.92	$14.43	$4.19	$13.50
(1)Represents the number of produced barrels sold per calendar day in the period.

Reconciliation of renewables operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted renewables gross margin is a non-GAAP performance measure that is used by our management and others to compare our renewables performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our renewables performance on a relative and absolute basis. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus lower of cost or market inventory valuation adjustments, depreciation and amortization and operating expenses, divided by sales volumes of produced renewables products sold. This margin measure does not include the non-cash effects of lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Adjusted renewables gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Renewables segment gross margin. The GAAP measure most directly comparable to adjusted renewables gross margin is Renewables segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Renewables segment gross margin to adjusted renewables gross margin to adjusted renewables gross margin per produced gallon sold and adjusted renewables gross margin, less operating expenses per produced gallon sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per gallon amounts)
Renewables segment
Sales and other revenues	$248,278	$273,185	$487,837	$571,201
Cost of sales (exclusive of depreciation and amortization)	241,638	248,474	499,560	590,180
Depreciation and amortization	19,786	18,968	40,058	38,942
Gross margin	(13,146)	5,743	(51,781)	(57,921)
Add (subtract) lower of cost or market inventory adjustment	(3,123)	(34,705)	(1,935)	12,892
Add operating expenses	24,705	24,373	51,166	55,744
Add depreciation and amortization	19,786	18,968	40,058	38,942
Adjusted renewables gross margin	$28,222	$14,379	$37,508	$49,657

Produced gallons sold (in thousand gallons)	63,557	50,159	124,729	97,987

Average per produced gallon sold:
Gross margin	$(0.21)	$0.11	$(0.42)	$(0.59)
Add (subtract) lower of cost or market inventory adjustment	(0.05)	(0.69)	(0.02)	0.13
Add operating expenses	0.39	0.49	0.41	0.57
Add depreciation and amortization	0.31	0.38	0.33	0.40
Adjusted renewables gross margin	$0.44	$0.29	$0.30	$0.51
Less operating expenses	0.39	0.49	0.41	0.57
Adjusted renewables gross margin, less operating expenses	$0.05	$(0.20)	$(0.11)	$(0.06)

Reconciliation of marketing operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted marketing gross margin is a non-GAAP performance measure that is used by our management and others to compare our marketing performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our marketing performance on a relative and absolute basis. Adjusted marketing gross margin per gallon sold is total Marketing segment gross margin plus depreciation and amortization, divided by sales volumes of marketing products sold. Adjusted marketing gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Marketing segment gross margin. The GAAP measure most directly comparable to adjusted marketing gross margin is Marketing segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per gallon amounts)
Marketing segment
Sales and other revenues	$942,362	$1,040,933	$1,718,169	$1,978,318
Cost of sales (exclusive of depreciation and amortization)	919,611	1,008,306	1,672,141	1,932,355
Depreciation and amortization	6,374	6,016	12,677	11,887
Gross margin	16,377	26,611	33,351	34,076
Add depreciation and amortization	6,374	6,016	12,677	11,887
Adjusted marketing gross margin	$22,751	$32,627	$46,028	$45,963

Sales volumes (in thousand gallons)	357,137	364,409	678,147	692,816

Average per gallon sold:
Gross margin	$0.05	$0.07	$0.05	$0.05
Add depreciation and amortization	0.01	0.02	0.02	0.02
Adjusted marketing gross margin	$0.06	$0.09	$0.07	$0.07

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Environmental Matters

Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) has been engaged in discussions with, and has responded to document requests from, the EPA, the United States Department of Justice (the “DOJ”) and the New Mexico Environment Department (the “NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In each of April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

Beginning in the spring of 2021, HFS Navajo and the Navajo Matter Government Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021 and August 2023, the EPA presented to HFS Navajo potential claims for stipulated penalties for alleged noncompliance with a 2002 consent decree.

HFS Navajo continues to work with the Navajo Matter Government Agencies to resolve these issues. At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

Puget Sound
HF Sinclair Puget Sound Refining LLC (“HFS Puget Sound”) has been engaged in discussions with, and has responded to document requests from, the Northwest Clean Air Agency (“NWCAA”), the EPA and the DOJ (collectively, the “PSR Matter Government Agencies”) regarding HFS Puget Sound’s compliance with the CAA, Emergency Planning and Community Right-to-Know Act (“EPCRA”) and related regulations, and similar Washington laws and regulations, at its Puget Sound Refinery. HFS Puget Sound acquired the Puget Sound Refinery from Equilon Enterprises LLC dba Shell Oil Products US (“SOPUS”) on November 1, 2021. The discussions with the PSR Matter Government Agencies have included the following topics: (a) an information request issued in March 2022 by the EPA, pursuant to CAA Section 114, covering periods of ownership of the Puget Sound Refinery by both HFS Puget Sound and SOPUS; (b) a Notice of Violation issued by the EPA to SOPUS and HFS Puget Sound on September 29, 2023, alleging violations of the CAA, EPCRA and the Pollution Prevention Act; and (c) the PSR Matter Government Agencies’ potential injunctive relief demands presented to SOPUS and HFS Puget Sound on June 28 and July 15, 2024, covering various process units at Puget Sound Refinery to address the alleged noncompliance. HFS Puget Sound believes that it is entitled to indemnification for certain of the matters described above.

HFS Puget Sound continues to work with the PSR Matter Government Agencies to resolve these issues.

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

Certain of our subsidiaries pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, before the U.S. Court of Appeals for the DC Circuit, sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, before the U.S. Court of Appeals for the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

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

On July 26, 2024, the U.S. Court of Appeals for the DC Circuit issued a favorable decision vacating the EPA’s denial of all of our small refinery exemption petitions, finding the denial to be unlawful. The DC Circuit will remand the small refinery exemption petitions to the EPA for new determination. The DC Circuit also upheld the alternative compliance demonstration and denied Growth Energy’s challenge.

Since these decisions are still subject to appeal, it is too early to determine their final impact.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2024	5,000,000	$59.22	5,000,000	$214,194,423
May 2024	1,348,435	$55.62	1,348,435	$925,000,045
June 2024	—	$—	—	$925,000,045
Total for April to June 2024	6,348,435		6,348,435
(1)In May 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced approximately $214.2 million remaining authorization under the share repurchase program approved by our Board of Directors in August 2023 (the “August 2023 Share Repurchase Program”). The May 2024 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company (and together with its affiliate REH Advisors Inc., “REH”) were also authorized under this share repurchase program, subject to REH’s interest in selling its shares and other limitations. As of June 30, 2024, we had remaining authorization to repurchase up to $925.0 million under the May 2024 Share Repurchase Program.

On April 1, 2024, we repurchased 5,000,000 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the August 2023 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated April 1, 2024 (the “April 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the April 2024 Stock Purchase Agreement was $59.22 per share resulting in an aggregate purchase price of $296.1 million. The purchase price was funded with cash on hand.

On May 14, 2024, we repurchased 1,348,435 shares of our outstanding common stock from REH Company in a privately negotiated transaction under the May 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated May 14, 2024 (the “May 2024 Stock Purchase Agreement”), between us and REH Company. The price paid under the May 2024 Stock Purchase Agreement was $55.62 per share resulting in an aggregate purchase price of $75.0 million. The purchase price was funded with cash on hand.

Item 5. Other Information

None.

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

10.2
Stock Purchase Agreement, dated as of May 14, 2024, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 16, 2024, File No. 1-41325).

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

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
++ Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: August 1, 2024	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2024	/s/ Vivek Garg
Vivek Garg
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)