Form 10-Q
period 2024-09-30
HF Sinclair Corp
filed 2024-10-31
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
188,151,863 shares of Common Stock, par value $0.01 per share, were outstanding on October 28, 2024.

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
•uncertainty regarding the effects and duration of global hostilities, including shipping disruptions in the Red Sea, the Israel-Gaza and Hezbollah conflict, the Russia-Ukraine war, and any associated military campaigns which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A in this Quarterly Report on Form 10-Q as well as discussion in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Outlook” and “Liquidity and Capital Resources.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DEFINITIONS

Within this report, the following terms have these specific meanings:

“Adjusted refinery gross margin per produced barrel sold” is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products sold. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period.

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

“Wax crude oil” is a low sulfur, low gravity crude oil produced in the Uinta Basin in Eastern Utah that has certain characteristics that require specific facilities to transport, store and refine into transportation fuels.

“White oil” is an extremely pure, highly-refined petroleum product that has a wide variety of applications ranging from pharmaceutical to cosmetic products.

“WTI” means West Texas Intermediate and is a grade of crude oil used as a common benchmark in oil pricing. WTI is a sweet crude oil and has a relatively low density.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2024	December 31, 2023

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,229,482	$1,353,747
Accounts receivable, net: Product and transportation	1,187,864	1,527,950
Crude oil resales	139,696	197,169
	1,327,560	1,725,119
Inventories: Crude oil and refined products (Note 7)	2,412,431	2,645,724
Materials, supplies and other	275,249	276,107
	2,687,680	2,921,831
Income taxes receivable	47,907	56,528
Prepayments and other	63,513	89,229
Total current assets	5,356,142	6,146,454

Properties, plants and equipment, at cost	10,814,724	10,533,432
Less: accumulated depreciation	(4,271,458)	(3,906,600)
	6,543,266	6,626,832
Operating lease right-of-use assets	363,507	348,006

Other assets: Turnaround costs	701,795	644,957
Goodwill	2,977,842	2,977,744
Intangibles and other	945,109	972,272
	4,624,746	4,594,973
Total assets	$16,887,661	$17,716,265

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,016,049	$2,205,759
Income taxes payable	19,891	8,772
Operating lease liabilities	78,181	106,973
Current debt (Note 11)	350,000	—
Accrued liabilities (Note 8)	498,718	453,045
Total current liabilities	2,962,839	2,774,549

Long-term debt, net (Note 11)	2,286,805	2,739,083
Noncurrent operating lease liabilities	309,967	249,479
Deferred income taxes	1,239,463	1,297,130
Other long-term liabilities (Note 8)	418,177	418,726
Total liabilities	7,217,251	7,478,967

Commitments and Contingencies (Note 15)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of September 30, 2024 and December 31, 2023, respectively	2,232	2,232
Additional capital	6,001,233	5,993,661
Retained earnings	5,479,152	5,379,182
Accumulated other comprehensive loss (Note 14)	(19,296)	(11,784)
Common stock held in treasury, at cost – 35,079,683 and 23,235,599 shares as of September 30, 2024 and December 31, 2023, respectively	(1,859,638)	(1,194,201)
Total HF Sinclair stockholders’ equity	9,603,683	10,169,090
Noncontrolling interest	66,727	68,208
Total equity	9,670,410	10,237,298
Total liabilities and equity	$16,887,661	$17,716,265
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales and other revenues (Note 3)	$7,207,140	$8,905,471	$22,080,116	$24,304,259
Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	6,158,294	6,935,650	18,835,319	19,313,312
Lower of cost or market inventory valuation adjustments (Note 7)	202,307	(43,848)	(20,186)	(4,114)
Operating expenses	629,573	622,532	1,828,002	1,808,715
	6,990,174	7,514,334	20,643,135	21,117,913
Selling, general and administrative expenses (1)	118,014	124,213	326,246	347,514
Depreciation and amortization	209,716	195,562	613,765	558,905
Asset impairments	9,984	—	9,984	—
Total operating costs and expenses	7,327,888	7,834,109	21,593,130	22,024,332
Income (loss) from operations	(120,748)	1,071,362	486,986	2,279,927
Other income (expense):
Earnings of equity method investments	8,151	3,009	23,612	10,436
Interest income	18,309	24,577	58,983	62,103
Interest expense	(40,396)	(48,686)	(126,536)	(141,490)
Gain on foreign currency transactions	1,401	860	1,475	2,478
Gain on sale of assets and other	1,936	8,954	3,691	11,737
	(10,599)	(11,286)	(38,775)	(54,736)
Income (loss) before income taxes:	(131,347)	1,060,076	448,211	2,225,191
Income tax expense (benefit) (Note 10):
Current	7,662	208,265	106,533	393,089
Deferred	(64,928)	26,750	(54,343)	87,551
	(57,266)	235,015	52,190	480,640
Net income (loss)	(74,081)	825,061	396,021	1,744,551
Less: net income attributable to noncontrolling interest	1,863	34,139	5,513	92,702
Net income (loss) attributable to HF Sinclair stockholders	$(75,944)	$790,922	$390,508	$1,651,849
Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$(0.40)	$4.23	$2.01	$8.57
Diluted	$(0.40)	$4.23	$2.01	$8.57
Average number of common shares outstanding:
Basic	189,840	185,456	193,341	191,047
Diluted	189,840	185,456	193,341	191,047

(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(74,081)	$825,061	$396,021	$1,744,551
Other comprehensive income (loss):
Foreign currency translation adjustment	10,188	(13,471)	(7,659)	(693)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(62)	(3,506)	(5,110)	(3,236)
Loss reclassified to net income on settlement of cash flow hedging instruments	518	3,506	5,110	3,236
Net unrealized gain on hedging instruments	456	—	—	—
Pension and other post-retirement benefit obligations:
Pension plans (gain) loss reclassified to net income	437	(45)	869	(135)
Post-retirement healthcare plans gain reclassified to net income	(933)	(918)	(2,790)	(2,754)
Retirement restoration plan loss reclassified to net income	6	3	16	9
Net change in pension and other post-retirement benefit obligations	(490)	(960)	(1,905)	(2,880)
Other comprehensive income (loss) before income taxes	10,154	(14,431)	(9,564)	(3,573)
Income tax expense (benefit)	2,137	(3,067)	(2,052)	(843)
Other comprehensive income (loss)	8,017	(11,364)	(7,512)	(2,730)
Total comprehensive income (loss)	(66,064)	813,697	388,509	1,741,821
Less: noncontrolling interest in comprehensive income	1,863	34,139	5,513	92,702
Comprehensive income (loss) attributable to HF Sinclair stockholders	$(67,927)	$779,558	$382,996	$1,649,119

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$396,021	$1,744,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613,765	558,905
Asset impairments	9,984	—
Lower of cost or market inventory valuation adjustments	(20,186)	(4,114)
Earnings of equity method investments, net of distributions	(6,874)	6,646
Gain on sale of assets	(1,503)	(7,718)
Deferred income taxes	(54,343)	87,551
Equity-based compensation expense	15,835	26,368
Change in fair value – derivative instruments	(10,284)	4,396
(Increase) decrease in current assets:
Accounts receivable	395,294	(245,337)
Inventories	247,960	83,068
Income taxes receivable	8,548	24,568
Prepayments and other	22,750	27,729
Increase (decrease) in current liabilities:
Accounts payable	(184,042)	42,547
Income taxes payable	11,117	129,346
Accrued liabilities	43,483	82,123
Turnaround expenditures	(258,771)	(471,076)
Other, net	21,640	(22,982)
Net cash provided by operating activities	1,250,394	2,066,571

Cash flows from investing activities:
Additions to properties, plants and equipment	(296,921)	(261,437)
Proceeds from sale of assets	2,275	16,474
Investment in Osage Pipe Line Company, LLC	(6,000)	(4,750)
Distributions from equity method investments in excess of equity earnings	6,043	1,993
Net cash used for investing activities	(294,603)	(247,720)

Cash flows from financing activities:
Borrowings under credit agreements	—	60,000
Repayments under credit agreements	(105,500)	(149,500)
Purchase of treasury stock	(667,340)	(833,623)
Dividends	(290,538)	(258,856)
Distributions to noncontrolling interests	(6,994)	(76,961)
Payments on finance leases	(8,044)	(9,332)
Other, net	(310)	(1)
Net cash used for financing activities	(1,078,726)	(1,268,273)

Effect of exchange rate on cash flow	(1,330)	(893)

Cash and cash equivalents:
Net change for the period	(124,265)	549,685
Cash and cash equivalents at beginning of period	1,353,747	1,665,066
Cash and cash equivalents at end of period	$1,229,482	$2,214,751

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(105,196)	$(119,752)
Income taxes, net	$(85,960)	$(240,347)
Decrease in accrued and unpaid capital expenditures	$(10,396)	$(12,187)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at June 30, 2024	223,231	$2,232	$5,996,600	$5,650,373	$(27,313)	32,416	$(1,731,960)	$67,182	$9,957,114
Net income (loss)	—	—	—	(75,944)	—	—	—	1,863	(74,081)
Dividends ($0.50 declared per common share)	—	—	—	(95,277)	—	—	—	—	(95,277)
Other comprehensive income, net of tax	—	—	—	—	8,017	—	—	—	8,017
Issuance of common shares under incentive compensation plans	—	—	(117)	—	—	(2)	117	—	—
Equity-based compensation	—	—	4,750	—	—	—	—	—	4,750
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	2,666	(127,795)	—	(127,795)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2,318)	(2,318)
Balance at September 30, 2024	223,231	$2,232	$6,001,233	$5,479,152	$(19,296)	35,080	$(1,859,638)	$66,727	$9,670,410

	Three Months Ended September 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at June 30, 2023	223,231	$2,232	$6,480,581	$4,815,908	$(13,379)	30,918	$(1,576,390)	$781,752	$10,490,704
Net income	—	—	—	790,922	—	—	—	34,139	825,061
Dividends ($0.45 declared per common share)	—	—	—	(83,585)	—		—	—	(83,585)
Other comprehensive loss, net of tax	—	—	—	—	(11,364)	—	—	—	(11,364)
Issuance of common shares under incentive compensation plans	—	—	(43)	—	—	(1)	43	—	—
Equity-based compensation	—	—	11,104	—	—	—	—	370	11,474
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	11,275	(591,347)	—	(591,347)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(25,676)	(25,676)
Balance at September 30, 2023	223,231	$2,232	$6,491,642	$5,523,245	$(24,743)	42,192	$(2,167,694)	$790,585	$10,615,267

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2023	223,231	$2,232	$5,993,661	$5,379,182	$(11,784)	23,236	$(1,194,201)	$68,208	$10,237,298
Net income	—	—	—	390,508	—	—	—	5,513	396,021
Dividends ($1.50 declared per common share)	—	—	—	(290,538)	—	—	—	—	(290,538)
Other comprehensive loss, net of tax	—	—	—	—	(7,512)	—	—	—	(7,512)
Issuance of common shares under incentive compensation plans	—	—	(8,263)	—	—	(161)	8,263	—	—
Equity-based compensation	—	—	15,835	—	—	—	—	—	15,835
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	12,005	(673,700)	—	(673,700)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(6,994)	(6,994)
Balance at September 30, 2024	223,231	$2,232	$6,001,233	$5,479,152	$(19,296)	35,080	$(1,859,638)	$66,727	$9,670,410

	Nine Months Ended September 30, 2023
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balance at December 31, 2022	223,231	$2,232	$6,468,775	$4,130,252	$(22,013)	26,152	$(1,335,431)	$773,757	$10,017,572
Net income	—	—	—	1,651,849	—	—	—	92,702	1,744,551
Dividends ($1.35 declared per common share)	—	—	—	(258,856)	—	—	—	—	(258,856)
Other comprehensive loss, net of tax	—	—	—	—	(2,730)	—	—	—	(2,730)
Issuance of common shares under incentive compensation plans	—	—	(2,413)	—	—	(47)	2,413	—	—
Equity-based compensation	—	—	25,280	—	—	—	—	1,088	26,368
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	16,087	(834,676)	—	(834,676)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(76,961)	(76,961)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	223,231	$2,232	$6,491,642	$5,523,245	$(24,743)	42,192	$(2,167,694)	$790,585	$10,615,267

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

Description of Business
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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states and we supply high-quality fuels to more than 1,500 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Basis of Presentation
The interim consolidated financial statements are unaudited. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2024, the consolidated statements of operations, comprehensive income and equity for the three and nine months ended September 30, 2024 and 2023, and consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain notes and other information required by generally accepted accounting principles in the United States (“GAAP”) have been omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, which were recast to reflect changes in our reportable segments as described in Note 16 hereto, and are included in Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024.

HEP Merger
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

The HEP Merger Transaction was accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, “Consolidation.” Since we controlled HEP both before and after the HEP Merger Transaction, the changes in our ownership interest in HEP resulting from the HEP Merger Transaction were accounted for as an equity transaction, and no gain or loss was recognized in our consolidated statements of operations. The tax effects of the HEP Merger Transaction were recorded as adjustments to Deferred income taxes and Additional capital consistent with ASC 740, “Income Taxes.”

For a description of our existing indebtedness, as well as associated changes in connection with the HEP Merger Transaction, see Note 11.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Pronouncements - Not Yet Adopted
In November 2023, Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures” was issued. ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This aims to provide more decision-useful information to stakeholders by giving a clearer picture of the costs incurred by each reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The adoption of ASU 2023-07 will not affect our financial position or our results of operations, but will result in additional disclosures for annual periods beginning with our fiscal year ending December 31, 2024 and for interim periods thereafter.

In December 2023, ASU 2023-09, “Improvements to Income Tax Disclosures” was issued. ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We expect to adopt this ASU for the fiscal year beginning January 1, 2025. The adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

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

Cushing Connect and its two subsidiaries (the “Cushing Connect Entities”), are variable interest entities (“VIE”) as defined under GAAP. A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity’s financial performance, the obligation to absorb the entity’s expected losses or rights to expected residual returns. The Cushing Connect Entities are VIEs because they did not originally have sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and we have more ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
With the exception of the assets of HEP Cushing, creditors of the Cushing Connect Entities have no recourse to our assets. Any recourse to HEP Cushing would be limited to the extent of HEP Cushing’s assets, which other than its investment in Cushing Connect, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Entities. The most significant assets of Cushing Connect and the Cushing Connect Pipeline that are available to settle only their obligations, along with their most significant liabilities for which their creditors do not have recourse to our general credit, were:

	September 30, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents	$1,919	$1,536
Properties, plants and equipment, at cost	$102,977	$102,936
Less: accumulated depreciation	$(10,681)	$(8,022)
Intangibles and other	$29,842	$32,473

NOTE 3:Revenues

Substantially all revenue-generating activities relate to sales of refined products, branded fuel, lubricants and specialty products, renewable diesel and excess crude oil inventories that are sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to our logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Revenues by type:
Refined product revenues
Transportation fuels (1)	$4,480,825	$5,737,557	$14,114,991	$14,970,620
Lubricants and specialty products (2)	609,772	612,817	1,868,156	1,928,054
Asphalt, fuel oil and other products (3)	540,179	576,274	1,592,455	1,589,133
Total refined product revenues	5,630,776	6,926,648	17,575,602	18,487,807
Excess crude oil revenues (4)	360,347	440,851	1,064,239	1,773,498
Renewable diesel revenues (5)	194,110	213,144	563,916	590,620
Transportation and logistics services	27,753	29,073	77,946	85,322
Marketing revenues (6)	950,050	1,259,205	2,668,219	3,237,523
Other revenues (7)	44,104	36,550	130,194	129,489
Total sales and other revenues	$7,207,140	$8,905,471	$22,080,116	$24,304,259

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Refined product revenues by market:
United States:
Mid-Continent	$2,201,377	$2,598,477	$6,827,071	$6,882,470
Southwest	931,098	1,117,275	2,989,695	2,840,563
Rocky Mountains	1,959,195	2,653,603	6,103,557	7,059,200
Northeast	209,394	236,010	641,463	733,609
Canada	266,653	261,841	810,701	767,517
Europe, Asia and Latin America	63,059	59,442	203,115	204,448
Total refined product revenues	$5,630,776	$6,926,648	$17,575,602	$18,487,807
(1)Transportation fuels revenues are attributable to our Refining segment’s wholesale marketing of gasoline, diesel and jet fuel.
(2)Lubricants and specialty products consist of base oil, waxes, finished lubricants and other specialty fluids.
(3)Revenues from asphalt, fuel oil and other products include amounts attributable to our Refining and Lubricants & Specialties segments of $471.6 million and $68.5 million, respectively, for the three months ended September 30, 2024, $1,381.8 million and $210.7 million, respectively, for the nine months ended September 30, 2024, $504.3 million and $72.0 million, respectively, for the three months ended September 30, 2023, and $1,413.3 and $175.8 million, respectively, for the nine months ended September 30, 2023.
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

Our consolidated balance sheets reflect contract liabilities related to unearned revenues attributable to future service obligations under our third-party transportation agreements and production agreements from our Sonneborn operations. The following table presents changes to our contract liabilities:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Balance at January 1	$7,533	$10,722
Increase	17,145	15,216
Recognized as revenue	(17,191)	(17,925)
Balance at September 30	$7,487	$8,013

As of September 30, 2024, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2034. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under ASC 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2024	2025	2026	Thereafter	Total

	(In thousands)
Refined product sales volumes (barrels)	8,586	28,272	19,857	49,954	106,669

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of September 30, 2024, are presented below:

Contractual Minimum	Remainder of 2024	2025	2026	Thereafter	Total

	(In thousands)
Midstream operations revenues	$5,213	$11,242	$7,782	$43,308	$67,545

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

The carrying amounts of derivative instruments and RINs credit obligations at September 30, 2024 and December 31, 2023 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2024
Assets:
NYMEX futures contracts	$840	$840	$—	$—
Commodity forward contracts	72	—	72	—
Total assets	$912	$840	$72	$—

Liabilities:
Commodity price swaps	$674	$—	$674	$—
Commodity forward contracts	21	—	21	—
Foreign currency forward contracts	4,270	—	4,270	—
RINs credit obligations (1)	27,471	—	27,471	—
Total liabilities	$32,436	$—	$32,436	$—

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
(1)Represent obligations for RINs credits for which we did not have sufficient quantities at September 30, 2024 to satisfy our Environmental Protection Agency (“EPA”) regulatory blending requirements.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated as Net income (loss) attributable to HF Sinclair stockholders, adjusted for participating securities’ share in earnings divided by the average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the incremental shares resulting from certain share-based awards. The following is a reconciliation of the denominators of the basic and diluted per share computations for net income attributable to HF Sinclair stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Net income (loss) attributable to HF Sinclair stockholders	$(75,944)	$790,922	$390,508	$1,651,849
Participating securities’ share in earnings (1)	526	7,188	2,255	14,340
Net income (loss) attributable to common shares	$(76,470)	$783,734	$388,253	$1,637,509
Average number of shares of common stock outstanding	189,840	185,456	193,341	191,047
Average number of shares of common stock outstanding assuming dilution	189,840	185,456	193,341	191,047
Basic earnings (loss) per share	$(0.40)	$4.23	$2.01	$8.57
Diluted earnings (loss) per share	$(0.40)	$4.23	$2.01	$8.57
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

The compensation cost for these plans was $4.5 million and $12.8 million for the three months ended September 30, 2024 and 2023, respectively, and $16.1 million and $27.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Additionally, prior to the HEP Merger Transaction, HEP maintained an equity-based compensation plan for the General Partner’s non-employee directors and certain executives and employees. Compensation costs attributable to HEP’s equity-based compensation plan were $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of restricted stock units and performance share units activity during the nine months ended September 30, 2024, is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2024	1,102,755	485,531
Granted (1)	21,421	3,093
Vested	(158,927)	(1,859)
Forfeited	(227,804)	(80,074)
Outstanding at September 30, 2024	737,445	406,691

(1) Weighted average grant date fair value per unit.	$49.19	$51.22

NOTE 7:Inventories

Inventories consist of the following components:

	September 30, 2024	December 31, 2023

	(In thousands)
Crude oil	$763,486	$858,411
Other raw materials and unfinished products (1)	699,643	683,066
Finished products (2)	1,260,686	1,435,817
Lower of cost or market reserve	(311,384)	(331,570)
Crude oil and refined products	2,412,431	2,645,724

Process chemicals (3)	44,701	50,917
Repair and maintenance supplies and other (4)	230,548	225,190
Materials, supplies and other	275,249	276,107

Total inventories	$2,687,680	$2,921,831
(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes RINs.

Our Refining segment inventories that are valued at the lower of last-in, first out (“LIFO”) cost or market reflect a valuation reserve of $198.8 million and $220.6 million at September 30, 2024 and December 31, 2023, respectively. A new market reserve of $198.8 million as of September 30, 2024 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to Cost of sales totaling $198.8 million for the three months ended September 30, 2024 and a decrease of $21.8 million for the nine months ended September 30, 2024. The June 30, 2023 market reserve of $26.8 million reversed resulting in a decrease to Cost of sales totaling $26.8 million for the three months ended September 30, 2023.

Our Renewables segment inventories that are valued at the lower of LIFO cost or market reflect a valuation reserve of $112.6 million and $111.0 million at September 30, 2024 and December 31, 2023, respectively. A new market reserve of $112.6 million as of September 30, 2024 was based on market conditions and prices at that time. The effect of the change in the lower of cost or market reserve was an increase to Cost of sales totaling $3.5 million for the three months ended September 30, 2024 and a decrease to Cost of sales totaling $17.0 million for the three months ended September 30, 2023. The effect of the change in the lower of cost or market reserve was an increase to Cost of sales totaling $1.6 million for the nine months ended September 30, 2024 and a decrease to Cost of sales totaling $4.1 million for the nine months ended September 30, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
Accrued interest expense	$56,370	$38,251
Accrued taxes other than income	45,916	29,172
Derivatives	4,965	17,549
Environmental liabilities	27,216	34,002
Precious metal financing	34,872	37,009
Right-of-use (“ROU”) financing lease liabilities	10,767	10,842
Wage and other employee-related liabilities	154,634	84,565
Environmental credit obligations	41,567	6,400
Other	122,411	195,255
Total accrued liabilities	$498,718	$453,045

Other long-term liabilities consist of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
Environmental liabilities	$160,169	$161,375
ROU financing lease liabilities	71,343	74,860
Other	186,665	182,491
Total other long-term liabilities	$418,177	$418,726

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

We incurred expenses of $3.2 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $5.6 million and $17.1 million for the nine months ended September 30, 2024 and 2023, respectively, for environmental remediation obligations. The accrued environmental liability reflected on our consolidated balance sheets was $187.4 million and $195.4 million at September 30, 2024 and December 31, 2023, respectively, of which $160.2 million and $161.4 million, respectively, were classified as Other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10:Taxes

For the nine months ended September 30, 2024, we recorded income tax expense of $52.2 million compared to $480.6 million for the nine months ended September 30, 2023. This decrease was principally due to lower pre-tax income during the nine months ended September 30, 2024, compared to the same period of 2023. Our effective tax rates were 11.6% and 21.6% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2023 was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

NOTE 11:Debt

HF Sinclair and HEP Credit Agreements
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.2 million under the HF Sinclair Credit Agreement.

Additionally, our wholly owned subsidiary, HEP, has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement” and, together with the HF Sinclair Credit Agreement, the “Credit Agreements”). In connection with the consummation of the HEP Merger Transaction, we amended the HEP Credit Agreement to, among other things, (a) provide a guaranty from us and terminate all guaranties from subsidiaries of HEP, (b) amend the definition of “Investment Grade Rating” (as defined in the HEP Credit Agreement) to reference the credit rating of our senior unsecured indebtedness, (c) eliminate the requirement to deliver separate audited and unaudited financial statements for HEP and its subsidiaries and only provide certain segment-level reporting for HEP with any compliance certificate delivered in accordance with the HEP Credit Agreement and (d) amend certain covenants to eliminate certain restrictions on (i) amendments to intercompany contracts, (ii) transactions with us and our subsidiaries and (iii) investments in and contributions, dividends, transfers and distributions to us and our subsidiaries.

The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At September 30, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $350.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the Credit Agreements bears interest, at our option, for borrowings in U.S. dollars at either (a) a base rate equal to the sum of (1) the highest of (i) the prime rate (as publicly announced from time to time by the applicable administrative agent), (ii) the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement and as defined as the “Federal Funds Rate” in the HEP Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for a one-month interest period plus 1%, plus (2) an applicable margin for base rate loans ranging from 0.25% to 1.125%, or (b) the sum of (1) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for the applicable interest period, plus (2) an applicable margin for term SOFR loans ranging from 1.25% to 2.125%. The HF Sinclair Credit Agreement allows for borrowings in Sterling and Euros with similar interest rates. In each case and each Credit Agreement, the applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 6.58% as of September 30, 2024.

During the nine months ended September 30, 2024, we had net repayments of $105.5 million under the HEP Credit Agreement.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted HF Sinclair Senior Notes Exchange
On December 4, 2023, we completed our offers to exchange any and all outstanding HEP 5.000% senior notes maturing February 2028 (the “HEP 5.000% Senior Notes”) and HEP 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes” and, together with the HEP 5.000% Senior Notes, the “HEP Senior Notes”) for HF Sinclair 5.000% senior notes maturing February 2028 (the “HF Sinclair 5.000% Senior Notes”) and HF Sinclair 6.375% senior notes maturing April 2027 (the “HF Sinclair 6.375% Senior Notes” and, together with the HF Sinclair 5.000% Senior Notes, the “Restricted HF Sinclair Senior Notes”) to be issued by HF Sinclair with registration rights and cash. In connection with the exchange offers, we amended the indenture governing the HEP Senior Notes to eliminate (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default,” (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the HEP Senior Notes upon a change of control. The Restricted HF Sinclair Senior Notes were issued in exchange for the HEP Senior Notes pursuant to a private exchange offer exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). This exchange was part of a broader corporate strategy, including the HEP Merger Transaction.

On May 10, 2024, HF Sinclair filed a registration statement, as amended, which was declared effective on August 5, 2024, to exchange the Restricted HF Sinclair Senior Notes for an equal principal amount of each respective series of the Restricted HF Sinclair Senior Notes (such notes offered in exchange, the “Registered HF Sinclair Senior Notes”). The Registered HF Sinclair Senior Notes are substantially identical to the Restricted HF Sinclair Senior Notes in all material respects except the Registered HF Sinclair Senior Notes are registered under the Securities Act and are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement, dated December 4, 2023, and do not have the registration rights applicable to the Restricted HF Sinclair Senior Notes. On September 5, 2024, HF Sinclair completed its offers to exchange the Restricted HF Sinclair Senior Notes for the Registered HF Sinclair Senior Notes.

The Registered HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. Each series of the Registered HF Sinclair Senior Notes has the same interest rate, interest payment dates, maturity date and redemption terms as the corresponding series of Restricted HF Sinclair Senior Notes.

Senior Notes
Our unsecured senior notes and unsubordinated obligations (as set forth in the table below under “HF Sinclair Financing Arrangements”) rank equally with all future unsecured and unsubordinated indebtedness.

Further, we may from time to time seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $34.4 million and $37.0 million at September 30, 2024 and December 31, 2023, respectively, and are included in Accrued liabilities on our consolidated balance sheets. See Note 4 for additional information on Level 2 inputs.

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At September 30, 2024, there were no letters of credit outstanding under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	September 30, 2024	December 31, 2023

HollyFrontier Corporation Senior Notes:
5.875% Senior Notes	April 2026	$202,900	$202,900
4.500% Senior Notes	October 2030	74,966	74,966
		277,866	277,866
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	797,100	797,100
6.375% Senior Notes	April 2027	399,875	399,875
5.000% Senior Notes	February 2028	498,879	498,879
4.500% Senior Notes	October 2030	325,034	325,034
		2,020,888	2,020,888
HEP Senior Notes:
6.375% Senior Notes	April 2027	125	125
5.000% Senior Notes	February 2028	1,121	1,121
		1,246	1,246

Total Senior Notes		2,300,000	2,300,000

HEP Credit Agreement	July 2025	350,000	455,500
HF Sinclair Credit Agreement	April 2026	—	—
Total Credit Agreements		350,000	455,500

Less current debt (2)		(350,000)	—
Unamortized discount and debt issuance costs		(13,195)	(16,417)
Total long-term debt, net		$2,286,805	$2,739,083
(1)As of September 30, 2024 and December 31, 2023, the carrying amounts of our Senior Notes equaled the principal amounts.
(2)The HEP Credit Agreement matures in July 2025 and is classified as Current debt on our consolidated balance sheets as of September 30, 2024.

The fair values of the senior notes are as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
HollyFrontier Corporation, HF Sinclair and HEP Senior Notes	$2,310,949	$2,271,856

These fair values are based on a Level 2 input. See Note 4 for additional information on Level 2 inputs.

We capitalized $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively, of interest attributable to construction projects.

NOTE 12:Derivative Instruments and Hedging Activities

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in the price of crude oil and refined products, as well as volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, collar contracts, forward contracts and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

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

Accounting Hedges
We periodically have swap contracts to lock in basis spread differentials on forecasted purchases of crude oil and forward sales contracts that lock in the prices of future sales of crude oil and refined product. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income (“OCI”). These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

The following tables present the pre-tax effect on OCI and earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Net Unrealized Gain Recognized in OCI			Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Three Months Ended September 30,		Statement of Operations Location	Three Months Ended September 30,
	2024	2023		2024	2023

	(In thousands)			(In thousands)
Commodity contracts	$456	$—	Sales and other revenues	$(518)	$(3,506)
Total	$456	$—		$(518)	$(3,506)

	Net Unrealized Loss Recognized in OCI			Loss Reclassified into Earnings
Derivatives Designated as Cash Flow Hedging Instruments	Nine Months Ended September 30,		Statement of Operations Location	Nine Months Ended September 30,
	2024	2023		2024	2023

	(In thousands)			(In thousands)
Commodity contracts	$—	$—	Sales and other revenues	$(5,110)	$(3,236)
Total	$—	$—		$(5,110)	$(3,236)

Economic Hedges
We have commodity contracts, including NYMEX futures contracts, to lock in prices on forecasted inventory purchases and sales. We have basis swap contracts to mitigate exposure to natural gas price volatility. We periodically have forward purchase and sale contracts to lock in basis spread differentials on forecasted crude oil and refined products purchases. We periodically use collar contracts to mitigate exposure to natural gas price volatility; these contracts serve as economic hedges (derivatives used for risk management but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals catalyst financing arrangements discussed in Note 11 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

		Gain (Loss) Recognized in Earnings
Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023

		(In thousands)
Commodity contracts	Cost of materials and other	$14,978	$(29,041)	$(4,149)	$(9,139)
	Operating expenses	(1,059)	3,304	(2,937)	(7,106)
	Interest expense	1,201	133	(29)	5,053
Foreign currency contracts	Gain on foreign currency transactions	(4,145)	10,185	9,526	1,583
	Total	$10,975	$(15,419)	$2,411	$(9,609)

As of September 30, 2024, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2024	2025	Unit of Measure

Derivatives Not Designated as Hedging Instruments:
NYMEX futures (WTI) - short	1,400,000	1,400,000	—	Barrels
Forward gasoline and diesel contracts - long	60,000	60,000	—	Barrels
Foreign currency forward contracts	383,114,375	102,186,063	280,928,312	U.S. dollar
Forward commodity contracts (platinum)	34,628	2,047	32,581	Troy ounces
Natural gas price swaps (basis spread) - long	1,104,000	1,104,000	—	MMBTU

The following tables present the fair value and the locations of our outstanding derivative instruments in the consolidated balance sheets. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position in our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In thousands)
September 30, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$840	$—	$840	$—	$—	$—
Commodity price swap contracts	—	—	—	674	—	674
Commodity forward contracts	72	—	72	21	—	21
Foreign currency forward contracts	—	—	—	4,950	(680)	4,270
	$912	$—	$912	$5,645	$(680)	$4,965

Total net balance			$912			$4,965

Balance sheet classification:	Prepayments and other		$912	Accrued liabilities		$4,965

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In thousands)
December 31, 2023
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$836	$—	$836	$—	$—	$—
Commodity price swap contracts	—	—	—	7,808	—	7,808
Commodity forward contracts	2,908	—	2,908	1,848	—	1,848
Foreign currency forward contracts	—	—	—	7,893	—	7,893
	$3,744	$—	$3,744	$17,549	$—	$17,549

Total net balance			$3,744			$17,549

Balance sheet classification:	Prepayments and other		$3,744	Accrued liabilities		$17,549

NOTE 13:Stockholders’ Equity

On May 7, 2024, our Board of Directors approved a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the share repurchase program approved by our Board of Directors in August 2023. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Number of shares repurchased (1)	2,665,000	11,274,917	11,944,177	16,068,774
Cash paid for shares repurchased	$126,456	$585,574	$663,684	$825,897
(1)During the nine months ended September 30, 2024, 7,864,761 shares were repurchased for $456.1 million, pursuant to privately negotiated repurchases from REH Company. No such privately negotiated repurchases were made during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, 11,274,917 and 13,244,196 shares were repurchased for $585.6 million and $685.6 million, respectively, pursuant to privately negotiated repurchases from REH Company.

As of September 30, 2024, we had remaining authorization to repurchase up to $798.5 million under the May 2024 Share Repurchase Program.

During the nine months ended September 30, 2024 and 2023, we withheld 60,116 and 18,648 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On October 31, 2024, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on December 4, 2024 to holders of record of common stock on November 21, 2024.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In thousands)
Three Months Ended September 30, 2024
Net change in foreign currency translation adjustment	$10,188	$2,136	$8,052
Net unrealized gain on hedging instruments	456	110	346
Net change in pension and other post-retirement benefit obligations	(490)	(109)	(381)
Other comprehensive income attributable to HF Sinclair stockholders	$10,154	$2,137	$8,017

Three Months Ended September 30, 2023
Net change in foreign currency translation adjustment	$(13,471)	$(2,834)	$(10,637)
Net change in pension and other post-retirement benefit obligations	(960)	(233)	(727)
Other comprehensive loss attributable to HF Sinclair stockholders	$(14,431)	$(3,067)	$(11,364)

	Before-Tax	Tax Benefit	After-Tax

	(In thousands)
Nine Months Ended September 30, 2024
Net change in foreign currency translation adjustment	$(7,659)	$(1,608)	$(6,051)
Net change in pension and other post-retirement benefit obligations	(1,905)	(444)	(1,461)
Other comprehensive loss attributable to HF Sinclair stockholders	$(9,564)	$(2,052)	$(7,512)

Nine Months Ended September 30, 2023
Net change in foreign currency translation adjustment	$(693)	$(144)	$(549)
Net change in pension and other post-retirement benefit obligations	(2,880)	(699)	(2,181)
Other comprehensive loss attributable to HF Sinclair stockholders	$(3,573)	$(843)	$(2,730)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”) and into the consolidated statements of operations:

	Three Months Ended September 30,
AOCI Component	2024	2023	Statement of Operations Line Item

	(In thousands)
Hedging instruments:
Commodity price swaps	$(518)	$(3,506)	Sales and other revenues
	(125)	(850)	Income tax benefit
	(393)	(2,656)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	(437)	45	Gain (loss) on sale of assets and other
	(116)	11	Income tax expense (benefit)
	(321)	34	Net of tax

Post-retirement healthcare obligations	933	918	Gain on sale of assets and other
	226	223	Income tax expense
	707	695	Net of tax

Retirement restoration plan	(6)	(3)	Loss on sale of assets and other
	(1)	(1)	Income tax benefit
	(5)	(2)	Net of tax

Total reclassifications for the period	$(12)	$(1,929)

	Nine Months Ended September 30,
AOCI Component	2024	2023	Statement of Operations Line Item

	(In thousands)
Hedging instruments:
Commodity price swaps	$(5,110)	$(3,236)	Sales and other revenues
	(1,238)	(785)	Income tax benefit
	(3,872)	(2,451)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	(869)	135	Gain (loss) on sale of assets and other
	(230)	33	Income tax expense (benefit)
	(639)	102	Net of tax

Post-retirement healthcare obligations	2,790	2,754	Gain on sale of assets and other
	677	668	Income tax expense
	2,113	2,086	Net of tax

Retirement restoration plan	(16)	(9)	Gain on sale of assets and other
	(3)	(2)	Income tax benefit
	(13)	(7)	Net of tax

Total reclassifications for the period	$(2,411)	$(270)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	September 30, 2024	December 31, 2023

	(In thousands)
Foreign currency translation adjustment	$(29,077)	$(23,026)
Unrealized gain on pension obligations	1,489	619
Unrealized gain on post-retirement benefit obligations	8,292	10,623
Accumulated other comprehensive loss	$(19,296)	$(11,784)

NOTE 15:Contingencies

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

During 2017 and 2019, the EPA granted the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard program requirements for the 2016 and 2018, compliance years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production were not subject to the renewable volume obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our Cost of sales. On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross Refinery and Cheyenne Refinery for the 2019 and 2020 compliance years.

Certain of our subsidiaries pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, before the U.S. Court of Appeals for the DC Circuit (the “DC Circuit”), sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, before the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

In addition, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration to not impose obligations on small refineries that had exemptions reversed for the 2016 and 2018 compliance years. On June 24, 2022, Growth Energy filed two lawsuits in the DC Circuit against the EPA, challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision.

On July 26, 2024, the DC Circuit issued a favorable decision vacating the EPA’s denial of all of our small refinery exemption petitions, finding the denial to be unlawful. The DC Circuit remanded the small refinery exemption petitions to the EPA for new determination. The DC Circuit also upheld the alternative compliance demonstration and denied Growth Energy’s challenge.

It is too early to determine the final impact of the DC Circuit’s decisions. We are unable to estimate the costs we may incur, if any, at this time.

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

Beginning in the spring of 2021, HFS Navajo and the Navajo Matter Government Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021 and August 2023, the EPA presented to HFS Navajo potential claims for alleged noncompliance with a 2002 consent decree. In September 2024, the Navajo Matter Government Agencies presented to HFS Navajo a proposed penalty demand for the alleged noncompliance at the Artesia refinery. HFS Navajo continues to assess the factual basis for the alleged noncompliance and the proposed penalty demand and continues to engage in work with the Navajo Matter Government Agencies to resolve these issues.

It is too early to predict the outcome of this matter or the timing of resolution. We are unable to estimate the costs we may incur, if any, at this time.

NOTE 16:Segment Information

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

The Renewables segment represents the operations of our Cheyenne renewable diesel unit (“RDU”), Artesia RDU, Sinclair RDU and the pre-treatment unit at our Artesia, New Mexico facility.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Lubricants & Specialties segment represents Petro-Canada Lubricants Inc.’s production operations, located in Mississauga, Ontario, which includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants Inc.’s business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil Company LLC, one of the leading suppliers of locomotive engine oil in North America. Also, the Lubricants & Specialties segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, and terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming, and Cushing Connect, a 25.12% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In thousands)
Three Months Ended September 30, 2024
Sales and other revenues:
Revenues from external customers	$5,386,710	$160,038	$950,050	$682,589	$27,753	$—	$7,207,140
Intersegment revenues and other (1)	995,001	105,320	—	3,278	136,115	(1,239,714)	—
	6,381,711	265,358	950,050	685,867	163,868	(1,239,714)	7,207,140
Cost of sales: (2)
Cost of materials and other (3)	5,731,823	237,321	918,432	509,204	—	(1,238,486)	6,158,294
Lower of cost or market inventory valuation adjustments	198,759	3,548	—	—	—	—	202,307
Operating expenses	485,231	24,959	—	60,404	58,702	277	629,573
	6,415,813	265,828	918,432	569,608	58,702	(1,238,209)	6,990,174
Selling, general and administrative expenses (2)	54,632	1,281	9,476	38,832	3,820	9,973	118,014
Depreciation and amortization	123,348	21,409	6,588	21,661	17,824	18,886	209,716
Asset impairments	—	—	—	—	9,984	—	9,984
Income (loss) from operations	$(212,082)	$(23,160)	$15,554	$55,766	$73,538	$(30,364)	$(120,748)
Earnings of equity method investments	$—	$—	$—	$—	$7,353	$798	$8,151
Capital expenditures	$70,655	$1,268	$12,874	$10,580	$15,996	$12,231	$123,604

Three Months Ended September 30, 2023
Sales and other revenues:
Revenues from external customers	$6,717,926	$213,144	$1,259,205	$686,123	$29,073	$—	$8,905,471
Intersegment revenues and other (1)	1,333,008	118,033	—	565	123,540	(1,575,146)	—
	8,050,934	331,177	1,259,205	686,688	152,613	(1,575,146)	8,905,471
Cost of sales: (2)
Cost of materials and other (3)	6,518,402	294,682	1,230,372	466,459	—	(1,574,265)	6,935,650
Lower of cost or market inventory valuation adjustments	(26,842)	(17,006)	—	—	—	—	(43,848)
Operating expenses	478,847	30,198	—	64,965	50,489	(1,967)	622,532
	6,970,407	307,874	1,230,372	531,424	50,489	(1,576,232)	7,514,334
Selling, general and administrative expenses (2)	50,345	1,336	7,731	40,051	7,947	16,803	124,213
Depreciation and amortization	118,077	18,904	6,002	22,366	20,274	9,939	195,562
Income (loss) from operations	$912,105	$3,063	$15,100	$92,847	$73,903	$(25,656)	$1,071,362
Earnings of equity method investments	$—	$—	$—	$—	$3,581	$(572)	$3,009
Capital expenditures	$44,866	$2,812	$4,223	$10,070	$5,672	$13,544	$81,187

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In thousands)
Nine Months Ended September 30, 2024
Sales and other revenues:
Revenues from external customers	$16,729,833	$519,935	$2,668,219	$2,084,183	$77,946	$—	$22,080,116
Intersegment revenues and other (1)	2,833,932	233,260	—	11,070	399,118	(3,477,380)	—
	19,563,765	753,195	2,668,219	2,095,253	477,064	(3,477,380)	22,080,116
Cost of sales: (2)
Cost of materials and other (3)	17,497,374	687,650	2,590,573	1,533,440	—	(3,473,718)	18,835,319
Lower of cost or market inventory valuation adjustments	(21,799)	1,613	—	—	—	—	(20,186)
Operating expenses	1,406,414	76,125	—	188,849	155,309	1,305	1,828,002
	18,881,989	765,388	2,590,573	1,722,289	155,309	(3,472,413)	20,643,135
Selling, general and administrative expenses (2)	154,089	4,067	24,577	111,609	10,674	21,230	326,246
Depreciation and amortization	362,933	61,467	19,265	66,888	52,887	50,325	613,765
Asset impairments	—	—	—	—	9,984	—	9,984
Income (loss) from operations	$164,754	$(77,727)	$33,804	$194,467	$248,210	$(76,522)	$486,986
Earnings of equity method investments	$—	$—	$—	$—	$21,899	$1,713	$23,612
Capital expenditures	$161,374	$7,188	$33,365	$23,064	$35,246	$36,684	$296,921

Nine Months Ended September 30, 2023
Sales and other revenues:
Revenues from external customers	$18,284,853	$590,620	$3,237,523	$2,105,941	$85,322	$—	$24,304,259
Intersegment revenues and other (1)	3,524,078	311,758	—	10,890	339,596	(4,186,322)	—
	21,808,931	902,378	3,237,523	2,116,831	424,918	(4,186,322)	24,304,259
Cost of sales: (2)
Cost of materials and other (3)	18,002,106	816,226	3,162,727	1,515,900	—	(4,183,647)	19,313,312
Lower of cost or market inventory valuation adjustments	—	(4,114)	—	—	—	—	(4,114)
Operating expenses	1,391,930	85,942	—	192,592	138,021	230	1,808,715
	19,394,036	898,054	3,162,727	1,708,492	138,021	(4,183,417)	21,117,913
Selling, general and administrative expenses (2)	142,461	3,587	22,821	124,229	18,094	36,322	347,514
Depreciation and amortization	330,702	57,846	17,889	62,113	61,855	28,500	558,905
Income (loss) from operations	$1,941,732	$(57,109)	$34,086	$221,997	$206,948	$(67,727)	$2,279,927
Earnings of equity method investments	$—	$—	$—	$—	$11,008	$(572)	$10,436
Capital expenditures	$157,827	$11,193	$15,678	$24,453	$21,936	$30,350	$261,437
(1)Includes income earned by certain of our subsidiaries in the Midstream segment related to intercompany transportation agreements with certain of our subsidiaries in the Refining and Lubricants & Specialties segments that represent leases. These transactions eliminate in consolidation.
(2)Exclusive of Depreciation and amortization.
(3)Exclusive of Lower of cost or market inventory valuation adjustments.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains “forward-looking” statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In addition, this Item 2 should be read in conjunction with the accompanying consolidated financial statements and notes, as well as our consolidated financial statements and notes within our Annual Report on Form 10-K for the year ended December 31, 2023, and Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed May 8, 2024. In this document, the words “we,” “our,” “ours,” and “us” refer only to HF Sinclair Corporation (“HF Sinclair”) and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the closing of the HEP Merger Transaction (as defined below) on December 1, 2023, refer to HEP and its consolidated subsidiaries.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and other specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,500 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

For the three months ended September 30, 2024, Net loss attributable to HF Sinclair stockholders was $(75.9) million compared to a Net income attributable to HF Sinclair stockholders of $790.9 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Net income attributable to HF Sinclair stockholders was $390.5 million compared to $1,651.8 million for the nine months ended September 30, 2023.

In the Refining segment, we continued to see lower refining margins in the West region in the third quarter of 2024 compared to the prior two quarters, principally as a result of high global supply of transportation fuels across the industry that continues to weigh on product margins. Additionally, we completed the planned turnaround at our Parco refinery and began a planned turnaround at our El Dorado refinery during the period. For the fourth quarter of 2024, we expect to run between 565,000-600,000 barrels per day of crude oil, which reflects the planned turnaround at our El Dorado refinery.

In the Renewables segment, we continued to see increased sales volumes and feedstock optimization despite ongoing weakness in RINs and Low Carbon Fuel Standard (“LCFS”) prices in the third quarter of 2024. For the fourth quarter of 2024, we expect continued weakness in RINs and LCFS prices to impact renewable diesel margins.

In the Marketing segment, we continued to see strong value in the Sinclair branded sites during the third quarter of 2024 as the marketing business continued to provide a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% over the next six to twelve months.

In the Lubricants & Specialties segment, we continued to see strong performance (excluding first-in, first out (“FIFO”) impacts), driven by increased sales volumes, sales mix optimization and base oil integration across our portfolio during the third quarter of 2024.

In the Midstream segment, our results continued to benefit from increased sales volumes and higher tariffs in the third quarter of 2024.

We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

In August 2023, our Board of Directors authorized a $1.0 billion share repurchase program, and we continued to repurchase shares in the first and second quarter of 2024 under this program. On May 7, 2024, our Board of Directors authorized a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), and we continued to repurchase shares this quarter under the May 2024 Share Repurchase Program. The timing and amount of share repurchases under the May 2024 Share Repurchase Program, including those from REH Company (“REH Company” and together with its affiliate REH Advisors Inc., “REH”), will depend on market conditions and corporate, tax, regulatory and other relevant conditions. We repurchased 2,665,000 and 11,944,177 shares for $126.5 million and $663.7 million through the three and nine months ended September 30, 2024, respectively, under open market and privately negotiated purchases. On October 31, 2024, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on December 4, 2024 to holders of record of common stock on November 21, 2024.

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

For a description of our existing indebtedness, as well as the changes thereto associated with the HEP Merger Transaction, see Note 11 “Debt” in the Notes to Consolidated Financial Statements.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our Cost of materials and other, with RINs costs totaling $119.4 million and $333.5 million for the three and nine months ended September 30, 2024, respectively, compared to $237.8 million and $596.1 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, our open RINs credit obligations were $27.5 million.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2024 and 2023 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2023
	2024	2023	Change	Percent

	(In thousands, except per share data)
Sales and other revenues	$7,207,140	$8,905,471	$(1,698,331)	(19)%
Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	6,158,294	6,935,650	(777,356)	(11)%
Lower of cost or market inventory valuation adjustments	202,307	(43,848)	246,155	(561)%
Operating expenses	629,573	622,532	7,041	1%
	6,990,174	7,514,334	(524,160)	(7)%
Selling, general and administrative expenses (1)	118,014	124,213	(6,199)	(5)%
Depreciation and amortization	209,716	195,562	14,154	7%
Asset impairments	9,984	—	9,984	100%
Total operating costs and expenses	7,327,888	7,834,109	(506,221)	(6)%
Income (loss) from operations	(120,748)	1,071,362	(1,192,110)	(111)%
Other income (expense):
Earnings of equity method investments	8,151	3,009	5,142	171%
Interest income	18,309	24,577	(6,268)	(26)%
Interest expense	(40,396)	(48,686)	8,290	(17)%
Gain on foreign currency transactions	1,401	860	541	63%
Gain on sale of assets and other	1,936	8,954	(7,018)	(78)%
	(10,599)	(11,286)	687	(6)%
Income (loss) before income taxes	(131,347)	1,060,076	(1,191,423)	(112)%
Income tax expense (benefit)	(57,266)	235,015	(292,281)	(124)%
Net income (loss)	(74,081)	825,061	(899,142)	(109)%
Less net income attributable to noncontrolling interest	1,863	34,139	(32,276)	(95)%
Net income (loss) attributable to HF Sinclair stockholders	$(75,944)	$790,922	$(866,866)	(110)%
Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$(0.40)	$4.23	$(4.63)	(109)%
Diluted	$(0.40)	$4.23	$(4.63)	(109)%
Cash dividends declared per common share	$0.50	$0.45	$0.05	11%
Average number of common shares outstanding:
Basic	189,840	185,456	4,384	2%
Diluted	189,840	185,456	4,384	2%

	Nine Months Ended September 30,		Change from 2023
	2024	2023	Change	Percent

	(In thousands, except per share data)
Sales and other revenues	$22,080,116	$24,304,259	$(2,224,143)	(9)%
Operating costs and expenses:
Cost of sales (1):
Cost of materials and other (2)	18,835,319	19,313,312	(477,993)	(2)%
Lower of cost or market inventory valuation adjustments	(20,186)	(4,114)	(16,072)	391%
Operating expenses (1)	1,828,002	1,808,715	19,287	1%
	20,643,135	21,117,913	(474,778)	(2)%
Selling, general and administrative expenses (1)	326,246	347,514	(21,268)	(6)%
Depreciation and amortization	613,765	558,905	54,860	10%
Asset impairments	9,984	—	9,984	100%
Total operating costs and expenses	21,593,130	22,024,332	(431,202)	(2)%
Income from operations	486,986	2,279,927	(1,792,941)	(79)%
Other income (expense):
Earnings of equity method investments	23,612	10,436	13,176	126%
Interest income	58,983	62,103	(3,120)	(5)%
Interest expense	(126,536)	(141,490)	14,954	(11)%
Gain on foreign currency transactions	1,475	2,478	(1,003)	(40)%
Gain on sale of assets and other	3,691	11,737	(8,046)	(69)%
	(38,775)	(54,736)	15,961	(29)%
Income before income taxes	448,211	2,225,191	(1,776,980)	(80)%
Income tax expense	52,190	480,640	(428,450)	(89)%
Net income	396,021	1,744,551	(1,348,530)	(77)%
Less net income attributable to noncontrolling interest	5,513	92,702	(87,189)	(94)%
Net income attributable to HF Sinclair stockholders	$390,508	$1,651,849	$(1,261,341)	(76)%
Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$2.01	$8.57	$(6.56)	(77)%
Diluted	$2.01	$8.57	$(6.56)	(77)%
Cash dividends declared per common share	$1.50	$1.35	$0.15	11%
Average number of common shares outstanding:
Basic	193,341	191,047	2,294	1%
Diluted	193,341	191,047	2,294	1%
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	September 30, 2024	December 31, 2023

	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,229,482	$1,353,747
Working capital	$2,393,303	$3,371,905
Total assets	$16,887,661	$17,716,265
Total debt	$2,636,805	$2,739,083
Total equity	$9,670,410	$10,237,298

Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net cash provided by operating activities	$707,578	$1,398,906	$1,250,394	$2,066,571
Net cash used for investing activities	$(121,059)	$(71,440)	$(294,603)	$(247,720)
Net cash used for financing activities	$(226,982)	$(725,480)	$(1,078,726)	$(1,268,273)
Capital expenditures	$123,604	$81,187	$296,921	$261,437
EBITDA (1)	$98,593	$1,245,608	$1,124,016	$2,770,781
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as Net income attributable to HF Sinclair stockholders plus (i) Interest expense, net of Interest income, (ii) Income tax expense (benefit), and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

Supplemental Segment Operating Data

Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. See Note 16 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Mid-Continent Region
Crude charge (BPD) (1)	263,170	250,280	262,670	230,130
Refinery throughput (BPD) (2)	279,210	269,270	278,210	249,170
Sales of produced refined products (BPD) (3)	274,870	257,270	276,830	234,470
Refinery utilization (4)	101.2%	96.3%	101.0%	88.5%

Average per produced barrel sold: (5)
Gross margin (6)	$(3.91)	$13.78	$1.35	$10.80

Adjusted refinery gross margin (7)	$9.38	$21.64	$9.40	$20.43
Operating expenses (8)	6.56	6.69	6.28	7.34
Adjusted refinery gross margin, less operating expenses	$2.82	$14.95	$3.12	$13.09

Operating expenses per throughput barrel (9)	$6.45	$6.39	$6.25	$6.91

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Mid-Continent Region
Feedstocks:
Sweet crude oil	54%	53%	53%	59%
Sour crude oil	24%	22%	23%	18%
Heavy sour crude oil	16%	18%	18%	15%
Other feedstocks and blends	6%	7%	6%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	52%	52%	51%
Diesel fuels	31%	30%	31%	30%
Jet fuels	7%	6%	6%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	5%	4%	4%	4%
Lubricants	3%	3%	4%	4%
LPG and other	3%	4%	2%	4%
Total	100%	100%	100%	100%

West Region
Crude charge (BPD) (1)	343,840	351,650	352,860	321,700
Refinery throughput (BPD) (2)	370,540	375,830	378,310	351,880
Sales of produced refined products (BPD) (3)	379,530	376,910	373,890	348,740
Refinery utilization (4)	82.3%	84.1%	84.4%	77.0%

Average per produced barrel sold: (5)
Gross margin (6)	$(1.67)	$18.35	$2.11	$14.63

Adjusted refinery gross margin (7)	$11.82	$29.42	$13.21	$26.25
Operating expenses (8)	9.15	9.24	9.08	9.69
Adjusted refinery gross margin, less operating expenses	$2.67	$20.18	$4.13	$16.56

Operating expenses per throughput barrel (9)	$9.37	$9.27	$8.97	$9.60

Feedstocks:
Sweet crude oil	34%	30%	34%	31%
Sour crude oil	44%	45%	43%	43%
Heavy sour crude oil	9%	13%	10%	12%
Wax crude oil	6%	6%	6%	6%
Other feedstocks and blends	7%	6%	7%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	51%	52%	53%
Diesel fuels	31%	32%	32%	31%
Jet fuels	6%	7%	6%	6%
Fuel oil	1%	2%	2%	2%
Asphalt	3%	3%	2%	2%
LPG and other	6%	5%	6%	6%
Total	100%	100%	100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Consolidated
Crude charge (BPD) (1)	607,010	601,930	615,530	551,830
Refinery throughput (BPD) (2)	649,750	645,100	656,520	601,050
Sales of produced refined products (BPD) (3)	654,400	634,180	650,720	583,210
Refinery utilization (4)	89.5%	88.8%	90.8%	81.4%

Average per produced barrel sold: (5)
Gross margin (6)	$(2.62)	$16.50	$1.79	$13.09

Adjusted refinery gross margin (7)	$10.79	$26.27	$11.59	$23.91
Operating expenses (8)	8.06	8.21	7.89	8.74
Adjusted refinery gross margin, less operating expenses	$2.73	$18.06	$3.70	$15.17

Operating expenses per throughput barrel (9)	$8.12	$8.07	$7.82	$8.48

Feedstocks:
Sweet crude oil	42%	40%	42%	43%
Sour crude oil	36%	35%	34%	33%
Heavy sour crude oil	12%	15%	14%	13%
Wax crude oil	3%	3%	4%	3%
Other feedstocks and blends	7%	7%	6%	8%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	52%	52%	53%
Diesel fuels	31%	31%	32%	30%
Jet fuels	7%	7%	6%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	3%	3%	3%
Base oils	1%	1%	2%	2%
LPG and other	4%	5%	4%	5%
Total	100%	100%	100%	100%
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

Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced renewables products sold. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Renewables
Sales volumes (in thousand gallons)	68,755	54,909	193,484	152,896
Average per produced gallon sold: (1)
Gross margin (2)	$(0.32)	$0.08	$(0.38)	$(0.35)

Adjusted renewables gross margin (3)	$0.41	$0.66	$0.34	$0.56
Operating expenses (4)	0.36	0.55	0.39	0.56
Adjusted renewables gross margin, less operating expenses	$0.05	$0.11	$(0.05)	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Marketing
Number of branded sites at period end (1)	1,586	1,535	1,586	1,535
Sales volumes (in thousand gallons)	365,036	398,399	1,043,183	1,091,216
Average per gallon sold: (2)
Gross margin (3)	$0.07	$0.06	$0.06	$0.05
Adjusted marketing gross margin (4)	$0.09	$0.07	$0.07	$0.07
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Lubricants & Specialties
Sales of produced refined products (BPD)	32,914	30,400	32,977	30,440

Sales of produced refined products:
Finished products	45%	49%	47%	51%
Base oils	27%	27%	27%	27%
Other	28%	24%	26%	22%
Total	100%	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	156,346	152,541	165,566	144,082
Affiliates—intermediate pipelines	145,236	107,019	145,068	108,579
Affiliates—crude pipelines	459,273	426,418	442,317	429,965
	760,855	685,978	752,951	682,626
Third parties—refined product pipelines	39,190	33,549	39,170	38,702
Third parties—crude pipelines	240,496	204,970	201,256	196,552
	1,040,541	924,497	993,377	917,880
Terminals and loading racks:
Affiliates (1)	1,019,229	971,678	1,030,624	902,101
Third parties	40,124	40,440	37,621	44,263
	1,059,353	1,012,118	1,068,245	946,364
Total for pipelines and terminals assets (BPD)	2,099,894	1,936,615	2,061,622	1,864,244
(1)Certain affiliate volumetric non-financial information has been recast to conform to current year presentation.

Results of Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Summary
Net loss attributable to HF Sinclair stockholders for the three months ended September 30, 2024, was $(75.9) million ($(0.40) per basic and diluted share), a $866.9 million decrease compared to Net income attributable to HF Sinclair stockholders of $790.9 million ($4.23 per basic and diluted share) for the three months ended September 30, 2023. The decrease in net income was principally driven by lower adjusted refinery gross margins in both the West and Mid-Continent regions, partially offset by higher refined product sales volumes. Lower of cost or market inventory valuation adjustments related to our refining and renewables Inventories decreased pre-tax earnings by $202.3 million for the three months ended September 30, 2024, and increased pre-tax earnings by $43.8 million for the three months ended September 30, 2023. Adjusted refinery gross margins for the three months ended September 30, 2024 decreased to $10.79 per produced barrel sold as compared to $26.27 for the three months ended September 30, 2023.

Sales and Other Revenues
Sales and other revenues decreased 19.1% from $8,905.5 million for the three months ended September 30, 2023, to $7,207.1 million for the three months ended September 30, 2024, principally due to lower refined product sales prices, partially offset by higher refined product sales volumes. Sales and other revenues included $950.1 million, $682.6 million, $27.8 million and $160.0 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the three months ended September 30, 2024. Sales and other revenues included $1,259.2 million, $686.1 million, $29.1 million and $213.1 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the three months ended September 30, 2023.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 11% from $6,935.7 million for the three months ended September 30, 2023, to $6,158.3 million for the three months ended September 30, 2024, principally due to lower crude oil costs, partially offset by higher refined product sales volumes. Within our Lubricants & Specialties segment, the FIFO impact was a charge of $26.7 million for the three months ended September 30, 2024, compared to a benefit of $29.9 million for the three months ended September 30, 2023.

During the third quarter of 2024, we recognized a Lower of cost or market inventory valuation adjustment charge related to our Refining and Renewables segment Inventories of $198.8 million and $3.5 million, respectively. Additionally, during the third quarter of 2023, we recognized a Lower of cost or market inventory valuation adjustment benefit related to our Refining and Renewables segment Inventories of $26.8 million and $17.0 million, respectively.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold decreased 59% from $26.27 for the three months ended September 30, 2023, to $10.79 for the three months ended September 30, 2024. The decrease was due to lower average sales prices per barrel, partially offset by lower crude oil and feedstock prices during the three months ended September 30, 2024. Adjusted refinery gross margin per produced barrel sold does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period, Operating expenses, and Depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q for a reconciliation to the statement of operations sales price of products sold and cost of products purchased.

Operating Expenses
Operating expenses increased 1% from $622.5 million for the three months ended September 30, 2023, to $629.6 million for the three months ended September 30, 2024, primarily due to other miscellaneous costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 5% from $124.2 million for the three months ended September 30, 2023, to $118.0 million for the three months ended September 30, 2024, primarily due to lower incentive compensation and professional costs, partially offset by higher costs related to information technology. We incurred $0.1 million and $6.6 million in acquisition integration and regulatory costs during the three months ended September 30, 2024 and 2023, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 7% from $195.6 million for the three months ended September 30, 2023, to $209.7 million for the three months ended September 30, 2024, principally due to Depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Asset Impairments
For the three months ended September 30, 2024, we recorded impairments totaling $10.0 million in our Midstream segment related to certain logistic assets.

Interest Income
Interest income was $18.3 million for the three months ended September 30, 2024, compared to $24.6 million for the three months ended September 30, 2023. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $40.4 million for the three months ended September 30, 2024, compared to $48.7 million for the three months ended September 30, 2023. This decrease was primarily due to a reduction in total debt outstanding as compared to the prior period.

Gain (loss) on Foreign Currency Transactions
Remeasurement adjustments resulting from the foreign currency conversion of the intercompany financing notes payable by Petro-Canada Lubricants Inc. net of mark-to-market valuations on foreign exchange forward contracts with banks which hedge the foreign currency exposure on these intercompany notes were a net gain of $1.4 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the change in foreign currency transactions included a loss of $4.1 million and a gain of $10.2 million, respectively, on foreign exchange forward contracts (utilized as an economic hedge).

Income Taxes
For the three months ended September 30, 2024, we recorded an income tax benefit of $57.3 million compared to $235.0 million of tax expense for the three months ended September 30, 2023. This decrease was principally due to decreased earnings during the three months ended September 30, 2024, compared to the same period of 2023. Our effective tax rates were 43.6% and 22.2% for the three months ended September 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended September 30, 2024, is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the three months ended September 30, 2023, was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Results of Operations – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Summary
Net income attributable to HF Sinclair stockholders for the nine months ended September 30, 2024 was $390.5 million ($2.01 per basic and diluted share), a $1,261.3 million decrease compared to $1,651.8 million ($8.57 per basic and diluted share) for the nine months ended September 30, 2023. The decrease in Net income attributable to HF Sinclair stockholders was principally driven by lower adjusted refinery gross margins in both the West and Mid-Continent regions, partially offset by higher refined product sales volumes. Lower of cost or market inventory adjustments related to our Refining and Renewables segments’ inventories increased pre-tax earnings by $20.2 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively. Adjusted refinery gross margins for the nine months ended September 30, 2024 decreased to $11.59 per produced barrel sold as compared to $23.91 for the nine months ended September 30, 2023.

Sales and Other Revenues
Sales and other revenues decreased 9% from $24,304.3 million for the nine months ended September 30, 2023 to $22,080.1 million for the nine months ended September 30, 2024, principally due to decreased refined product sales prices and lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024, partially offset by higher refined product sales volumes. Sales and other revenues included $2,668.2 million, $2,084.2 million, $77.9 million and $519.9 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the nine months ended September 30, 2024. Sales and other revenues included $3,237.5 million, $2,105.9 million, $85.3 million and $590.6 million in unaffiliated revenues related to our Marketing, Lubricants & Specialties, Midstream and Renewables segments, respectively, for the nine months ended September 30, 2023.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 2% from $19,313.3 million for the nine months ended September 30, 2023 to $18,835.3 million for the nine months ended September 30, 2024, principally due to lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024, partially offset by higher refined product sales volumes. Within our Lubricants & Specialties segment, FIFO impact was a charge of $42.4 million and a benefit of $16.4 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we recognized a Lower of cost or market inventory valuation adjustment benefit related to our Refining segment inventories of $21.8 million. Additionally, during the nine months ended September 30, 2024, we recognized a Lower of cost or market inventory valuation adjustment charge related to our Renewables segment inventories of $1.6 million as compared to a benefit of $4.1 million during the nine months ended September 30, 2023.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold decreased 52% from $23.91 for the nine months ended September 30, 2023 to $11.59 for the nine months ended September 30, 2024, principally due to lower average sales prices per barrel during the nine months ended September 30, 2024. Adjusted refinery gross margin per produced barrel sold does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period, Operating expenses, and Depreciation and amortization. See “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 3 of Part I of this Quarterly Report on Form 10-Q for a reconciliation to the statement of operations sales price of products sold and cost of products purchased.

Operating Expenses
Operating expenses increased 1% from $1,808.7 million for the nine months ended September 30, 2023, to $1,828.0 million for the nine months ended September 30, 2024, primarily due to increased maintenance and other miscellaneous costs, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 6% from $347.5 million for the nine months ended September 30, 2023, to $326.2 million for the nine months ended September 30, 2024, primarily due to lower professional costs, a decrease in acquisition integration and regulatory costs, and lower incentive compensation, partially offset by higher costs related to information technology. We incurred $2.0 million and $14.1 million in acquisition integration and regulatory costs during the nine months ended September 30, 2024 and 2023, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 10% from $558.9 million for the nine months ended September 30, 2023, to $613.8 million for the nine months ended September 30, 2024, principally due to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Asset Impairments
For the nine months ended September 30, 2024, we recorded impairments totaling $10.0 million in our Midstream segment related to certain logistic assets.

Interest Income
Interest income was $59.0 million for the nine months ended September 30, 2024, compared to $62.1 million for the nine months ended September 30, 2023. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $126.5 million for the nine months ended September 30, 2024, compared to $141.5 million for the nine months ended September 30, 2023. This decrease was primarily due to a reduction in total debt outstanding as compared to the prior period.

Gain on Foreign Currency Transactions
Remeasurement adjustments from the foreign currency conversion of the intercompany financing note payable by Petro-Canada Lubricants Inc. resulted in a net gain of $1.5 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. Utilized as an economic hedge to mitigate foreign currency exposure, the intercompany note is net of mark-to-market valuations on foreign exchange forward contracts. For the nine months ended September 30, 2024 and 2023, foreign currency transactions included a gain of $9.5 million and a gain of $1.6 million, respectively, on foreign exchange forward contracts.

Income Taxes
For the nine months ended September 30, 2024, we recorded Income tax expense of $52.2 million compared to $480.6 million for the nine months ended September 30, 2023. This decrease was principally due to lower pre-tax income during the nine months ended September 30, 2024, compared to the same period of 2023. Our effective tax rates were 11.6% and 21.6% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences. The difference in the U.S. federal statutory rate and the effective tax rate for the nine months ended September 30, 2023 was primarily due to the impact of federal tax credits and the relationship between pre-tax results and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

HF Sinclair and HEP Credit Agreements
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At September 30, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling $0.2 million under the HF Sinclair Credit Agreement.

Additionally, our wholly owned subsidiary, HEP, has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement” and, together with the HF Sinclair Credit Agreement, the “Credit Agreements”). In connection with the consummation of the HEP Merger Transaction, we amended the HEP Credit Agreement to, among other things, (a) provide a guaranty from us and terminate all guaranties from subsidiaries of HEP, (b) amend the definition of “Investment Grade Rating” (as defined in the HEP Credit Agreement) to reference the credit rating of our senior unsecured indebtedness, (c) eliminate the requirement to deliver separate audited and unaudited financial statements for HEP and its subsidiaries and only provide certain segment-level reporting for HEP with any compliance certificate delivered in accordance with the HEP Credit Agreement and (d) amend certain covenants to eliminate certain restrictions on (i) amendments to intercompany contracts, (ii) transactions with us and our subsidiaries and (iii) investments in and contributions, dividends, transfers and distributions to us and our subsidiaries.

The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At September 30, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $350.0 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the Credit Agreements bears interest, at our option, for borrowings in U.S. dollars at either (a) a base rate equal to the sum of (1) the highest of (i) the prime rate (as publicly announced from time to time by the applicable administrative agent), (ii) the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement and as defined as the “Federal Funds Rate” in the HEP Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for a one-month interest period plus 1%, plus (2) an applicable margin for base rate loans ranging from 0.25% to 1.125%, or (b) the sum of (1) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for the applicable interest period, plus (2) an applicable margin for term SOFR loans ranging from 1.25% to 2.125%. The HF Sinclair Credit Agreement allows for borrowings in Sterling and Euros with similar interest rates. In each case and each Credit Agreement, the applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 6.58% as of September 30, 2024.

During the nine months ended September 30, 2024, we had net repayments of $105.5 million under the HEP Credit Agreement.

Restricted HF Sinclair Senior Notes Exchange
On December 4, 2023, we completed our offers to exchange any and all outstanding HEP 5.000% senior notes maturing February 2028 (the “HEP 5.000% Senior Notes”) and HEP 6.375% senior notes maturing April 2027 (the “HEP 6.375% Senior Notes” and, together with the HEP 5.000% Senior Notes, the “HEP Senior Notes”) for HF Sinclair 5.000% senior notes maturing February 2028 (the “HF Sinclair 5.000% Senior Notes”) and HF Sinclair 6.375% senior notes maturing April 2027 (the “HF Sinclair 6.375% Senior Notes” and, together with the HF Sinclair 5.000% Senior Notes, the “Restricted HF Sinclair Senior Notes”) to be issued by HF Sinclair with registration rights and cash. In connection with the exchange offers, we amended the indenture governing the HEP Senior Notes to eliminate (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default,” (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the HEP Senior Notes upon a change of control. The Restricted HF Sinclair Senior Notes were issued in exchange for the HEP Senior Notes pursuant to a private exchange offer exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). This exchange was part of a broader corporate strategy, including the HEP Merger Transaction.

On May 10, 2024, HF Sinclair filed a registration statement, as amended, which was declared effective on August 5, 2024, to exchange the Restricted HF Sinclair Senior Notes for an equal principal amount of each respective series of the Restricted HF Sinclair Senior Notes (such notes offered in exchange, the “Registered HF Sinclair Senior Notes”). The Registered HF Sinclair Senior Notes are substantially identical to the Restricted HF Sinclair Senior Notes in all material respects except the Registered

HF Sinclair Senior Notes are registered under the Securities Act and are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement, dated December 4, 2023, and do not have the registration rights applicable to the Restricted HF Sinclair Senior Notes. On September 5, 2024, HF Sinclair completed its offers to exchange the Restricted HF Sinclair Senior Notes for the Registered HF Sinclair Senior Notes.

The Registered HF Sinclair Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness. Each series of the Registered HF Sinclair Senior Notes has the same interest rate, interest payment dates, maturity date and redemption terms as the corresponding series of Restricted HF Sinclair Senior Notes.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity.

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At September 30, 2024, there were no letters of credit outstanding under such credit facilities.

See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current Cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our liquidity needs for the foreseeable future. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, we may, from time to time, seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities and the selective acquisition of complementary assets for our operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under the May 2024 Share Repurchase Program.

Our liquidity was approximately $3.7 billion at September 30, 2024, consisting of Cash and cash equivalents of $1.2 billion, an undrawn $1.65 billion credit facility under the HF Sinclair Credit Agreement and $850.0 million remaining availability under the HEP Credit Agreement.

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

On May 7, 2024, our Board of Directors approved the May 2024 Share Repurchase Program, which replaced all existing share repurchase programs, including the approximately $214.2 million remaining under the share repurchase program approved by our Board of Directors in August 2023 (the “August 2023 Share Repurchase Program”). The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

During the nine months ended September 30, 2024, we made open market and privately negotiated purchases of 7,930,742 shares for $462.2 million under the August 2023 Share Repurchase Program, of which 6,516,326 shares were repurchased for $381.1 million pursuant to privately negotiated repurchases from REH Company. During the nine months ended September 30, 2024, we made open market and privately negotiated purchases of 4,013,435 shares for $201.5 million under the May 2024 Share Repurchase Program, of which 1,348,435 shares were repurchased for $75.0 million pursuant to privately negotiated repurchases from REH Company.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net cash flows provided by operating activities were $1,250.4 million for the nine months ended September 30, 2024, compared to $2,066.6 million for the nine months ended September 30, 2023, a decrease of $816.2 million primarily driven by a decrease in net income, partially offset by changes in working capital combined with lower turnaround spend during the nine months ended September 30, 2024. Changes in working capital increased operating cash flows by $545.1 million for the nine months ended September 30, 2024, and increased operating cash flows by $144.0 million for the nine months ended September 30, 2023. Additionally, for the nine months ended September 30, 2024, Turnaround expenditures were $258.8 million compared to $471.1 million for the nine months ended September 30, 2023.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, our Net cash flows used for investing activities were $294.6 million. Cash expenditures for Properties, plants and equipment for the nine months ended September 30, 2024, were $296.9 million.

For the nine months ended September 30, 2023, our Net cash flows used for investing activities were $247.7 million. Cash expenditures for Properties, plants and equipment for the nine months ended September 30, 2023, were $261.4 million.

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

Cash Flows – Financing Activities

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, our Net cash flows used for financing activities were $1,078.7 million. During the nine months ended September 30, 2024, we repurchased $667.3 million of our Common stock, paid $290.5 million in Dividends and had net repayments of $105.5 million under the HEP Credit Agreement.

For the nine months ended September 30, 2023, our Net cash flows used for financing activities were $1,268.3 million. During the nine months ended September 30, 2023, we repurchased $833.6 million of our Common stock, paid $258.9 million in Dividends and had net repayments of $89.5 million under the HEP Credit Agreement.

Contractual Obligations and Commitments

During the nine months ended September 30, 2024, we had net repayments of $105.5 million, resulting in $350.0 million of outstanding borrowings under the HEP Credit Agreement.

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

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include assessing the possible impairment of certain Assets and Goodwill and assessing contingent liabilities for probable losses.

Goodwill and Asset Impairments
As of September 30, 2024, our Goodwill balance was $3.0 billion, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants & Specialties and Midstream segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2024, and determined there was no impairment of goodwill attributable to our reporting units. The estimated fair values of our reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions and other market data of other like-kind assets. The fair values of the reporting units over their respective carrying values exceeded 10%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual goodwill testing.

In performing our impairment test of goodwill, we developed cash flow forecasts for each of our reporting units. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end-user demand, selling prices, gross margins, operating costs and capital expenditures. Other key assumptions applied to these forecasts to determine the fair value of a reporting unit are the discount rate and terminal cash flow growth rate. The discount rate is intended to reflect the weighted average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

We continually monitor and evaluate various factors for potential indicators of goodwill and asset impairments. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could lead to goodwill and / or asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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

As of September 30, 2024, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Derivative Instrument	Total Outstanding Notional	2024	2025	Unit of Measure

NYMEX futures (WTI) - short	1,400,000	1,400,000	—	Barrels
Forward gasoline and diesel contracts - long	60,000	60,000	—	Barrels
Foreign currency forward contracts	383,114,375	102,186,063	280,928,312	U.S. dollar
Forward commodity contracts (platinum) (1)	34,628	2,047	32,581	Troy ounces
Natural gas price swaps (basis spread) - long	1,104,000	1,104,000	—	MMBTU
(1)Represents an embedded derivative within our precious metals catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	Derivative Fair Value Gain (Loss) at September 30,
	2024	2023

	(In thousands)
10% increase in underlying commodity prices	$(9,649)	$(10,387)
10% decrease in underlying commodity prices	$9,649	$10,178

Interest Rate Risk Management

The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair Senior Notes, HollyFrontier Senior Notes and HEP Senior Notes (each as set forth in Note 11 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2024, is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In thousands)
HollyFrontier Corporation, HF Sinclair and HEP Senior Notes	$2,300,000	$2,310,949	$30,216

For the variable rate HF Sinclair Credit Agreement and HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2024, outstanding borrowings under the HEP Credit Agreement were $350.0 million, and no borrowings were outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as Net income (loss) attributable to HF Sinclair stockholders plus (i) Interest expense, net of Interest income, (ii) Income tax expense (benefit), and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income (loss) or Income (loss) from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Below is our calculation of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss) attributable to HF Sinclair stockholders	$(75,944)	$790,922	$390,508	$1,651,849
Add interest expense	40,396	48,686	126,536	141,490
Subtract interest income	(18,309)	(24,577)	(58,983)	(62,103)
Add income tax expense (benefit)	(57,266)	235,015	52,190	480,640
Add depreciation and amortization	209,716	195,562	613,765	558,905
EBITDA	$98,593	$1,245,608	$1,124,016	$2,770,781

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per barrel amounts)
Refining segment
Sales and other revenues	$6,381,711	$8,050,934	$19,563,765	$21,808,931
Cost of sales (1)	6,415,813	6,970,407	18,881,989	19,394,036
Depreciation and amortization	123,348	118,077	362,933	330,702
Gross margin	(157,450)	962,450	318,843	2,084,193
Add lower of cost or market inventory adjustments	198,759	(26,842)	(21,799)	—
Add operating expenses	485,231	478,847	1,406,414	1,391,930
Add depreciation and amortization	123,348	118,077	362,933	330,702
Adjusted refinery gross margin	$649,888	$1,532,532	$2,066,391	$3,806,825

Produced barrels sold (BPD) (2)	654,400	634,180	650,720	583,210

Average per produced barrel sold:
Gross margin	$(2.62)	$16.50	$1.79	$13.09
Add lower of cost or market inventory adjustments	3.30	(0.46)	(0.12)	—
Add operating expenses	8.06	8.21	7.89	8.74
Add depreciation and amortization	2.05	2.02	2.03	2.08
Adjusted refinery gross margin	$10.79	$26.27	$11.59	$23.91
Less operating expenses	8.06	8.21	7.89	8.74
Adjusted refinery gross margin, less operating expenses	$2.73	$18.06	$3.70	$15.17

(1)Exclusive of Depreciation and amortization.
(2)    Represents the number of produced barrels sold per calendar day in the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per gallon amounts)
Renewables segment
Sales and other revenues	$265,358	$331,177	$753,195	$902,378
Cost of sales (1)	265,828	307,874	765,388	898,054
Depreciation and amortization	21,409	18,904	61,467	57,846
Gross margin	(21,879)	4,399	(73,660)	(53,522)
Add lower of cost or market inventory adjustments	3,548	(17,006)	1,613	(4,114)
Add operating expenses	24,959	30,198	76,125	85,942
Add depreciation and amortization	21,409	18,904	61,467	57,846
Adjusted renewables gross margin	$28,037	$36,495	$65,545	$86,152

Produced gallons sold	68,755	54,909	193,484	152,896

Average per produced gallon sold:
Gross margin	$(0.32)	$0.08	$(0.38)	$(0.35)
Add lower of cost or market inventory adjustments	0.05	(0.31)	0.01	(0.03)
Add operating expenses	0.36	0.55	0.39	0.56
Add depreciation and amortization	0.32	0.34	0.32	0.38
Adjusted renewables gross margin	$0.41	$0.66	$0.34	$0.56
Less operating expenses	0.36	0.55	0.39	0.56
Adjusted renewables gross margin, less operating expenses	$0.05	$0.11	$(0.05)	$—

(1) Exclusive of Depreciation and amortization.

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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per gallon amounts)
Marketing segment
Sales and other revenues	$950,050	$1,259,205	$2,668,219	$3,237,523
Cost of sales (1)	918,432	1,230,372	2,590,573	3,162,727
Depreciation and amortization	6,588	6,002	19,265	17,889
Gross margin	25,030	22,831	58,381	56,907
Add depreciation and amortization	6,588	6,002	19,265	17,889
Adjusted marketing gross margin	$31,618	$28,833	$77,646	$74,796

Sales volumes	365,036	398,399	1,043,183	1,091,216

Average per gallon sold:
Gross margin	$0.07	$0.06	$0.06	$0.05
Add depreciation and amortization	0.02	0.01	0.01	0.02
Adjusted marketing gross margin	$0.09	$0.07	$0.07	$0.07

(1) Exclusive of Depreciation and amortization.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Beginning in the spring of 2021, HFS Navajo and the Navajo Matter Government Agencies began monthly meetings to discuss potential injunctive relief measures to address the alleged noncompliance at the Artesia refinery. In September 2021 and August 2023, the EPA presented to HFS Navajo potential claims for alleged noncompliance with a 2002 consent decree. In September 2024, the Navajo Matter Government Agencies presented to HFS Navajo a proposed penalty demand for the alleged noncompliance at the Artesia refinery. HFS Navajo continues to assess the factual basis for the alleged noncompliance and the proposed penalty demand and continues to engage in work with the Navajo Matter Government Agencies to resolve these issues.

It is too early to predict the outcome of this matter or the timing of resolution. We are unable to estimate the costs we may incur, if any, at this time.

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

Certain of our subsidiaries pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, before the U.S. Court of Appeals for the DC Circuit (the “DC Circuit”), sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, before the U.S. Court of Appeals for the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the DC Circuit against the EPA challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision.

On July 26, 2024, the DC Circuit issued a favorable decision vacating the EPA’s denial of all of our small refinery exemption petitions, finding the denial to be unlawful. The DC Circuit remanded the small refinery exemption petitions to the EPA for new determination. The DC Circuit also upheld the alternative compliance demonstration and denied Growth Energy’s challenge.

It is too early to determine the final impact of the DC Circuit’s decisions.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our Common stock made by us during the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2024	—	$—	—	$925,000,045
August 2024	2,040,000	$47.64	2,040,000	$827,822,416
September 2024	625,000	$46.84	625,000	$798,544,362
Total for July to September 2024	2,665,000		2,665,000
(1)In May 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced approximately $214.2 million remaining authorization under the share repurchase program approved by our Board of Directors in August 2023. The May 2024 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company (and together with its affiliate REH Advisors Inc., “REH”) were also authorized under this share repurchase program, subject to REH’s interest in selling its shares and other limitations. As of September 30, 2024, we had remaining authorization to repurchase up to $798.5 million under the May 2024 Share Repurchase Program.

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

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
++ Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: October 31, 2024	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2024	/s/ Vivek Garg
Vivek Garg
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)