Form 10-K
period 2024-12-31
HF Sinclair Corp
filed 2025-02-20
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________  to  ______________
Commission File Number 001-41325
HF SINCLAIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-2092143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2323 Victory Avenue, Suite 1400
Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 871-3555
-------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	DINO	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $9.3 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
188,407,343 shares of Common Stock, par value $0.01 per share, were outstanding on February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference in Part III.

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

This Annual Report on Form 10‑K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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
•the possibility of constraints on the transportation of crude oil, refined products or lubricant and specialty products;
•the possibility of inefficiencies, curtailments or shutdowns in refinery operations or pipelines, whether due to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, infection in the workforce, weather events, global health events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, vandalism or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing at our suppliers, customers, or third-party providers, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
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

•general economic conditions, including uncertainties regarding trade policies, such as the imposition of tariffs, or economic slowdowns caused by a local or national recession or other adverse economic conditions, such as periods of increased or prolonged inflation;
•limitations on our ability to make future dividend payments or effectuate share repurchases due to market conditions and corporate, tax, regulatory and other considerations; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Annual Report on Form 10-K, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report on Form 10-K under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A and in conjunction with the discussion in this Annual Report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview” and “Liquidity and Capital Resources.” All forward-looking statements included in this Annual Report on Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DEFINITIONS

Within this report, the following terms have these specific meanings:

“Adjusted refinery gross margin per produced barrel sold” is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period.
“Alkylation” means the reaction of propylene or butylene (olefins) with isobutane to form an iso-paraffinic gasoline (inverse of cracking).
“Aromatics Recovery” is the process of purifying feedstock by separating and recovering aromatic compounds from the production process. These aromatic compounds are valuable due to their use in producing a range of chemicals and products like solvents, plastics, and synthetic materials.
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
“Crack spread” is a common measure in the industry and is the difference between market prices for refined products and crude oil.
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
“FCC” or fluid catalytic cracking, means a refinery process that breaks down large complex hydrocarbon molecules into smaller more useful ones using a circulating bed of catalyst at relatively high temperatures.
“Gas oil” is a group of petroleum distillation products having boiling points between kerosene and lubricating oil and is used as fuel in construction and agricultural machinery.
“Heavy crude oil” means a relatively inexpensive crude oil with a low API gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high-value products such as gasoline and diesel.
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
“LCFS” means Low Carbon Fuel Standard.

“Light crude oil” means a relatively expensive crude oil with a high API gravity characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high-value products such as gasoline and diesel.
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
“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the Environmental Protection Agency’s EPA’s Renewable Fuel Standard regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.
“RMP” refers to the EPA’s CAA Risk Management Plan regulations, which is designed to prevent or minimize chemical accidents and any resulting releases of toxic, reactive, flammable or explosive chemicals.
“Roofing flux” is produced from the bottom cut of crude oil and is the base oil used to make roofing shingles for the housing industry.
“ROSE” or “Solvent deasphalter / residuum oil supercritical extraction” means a refinery unit that uses a light hydrocarbon like propane or butane to extract non-asphaltene heavy oils from asphalt or atmospheric reduced crude. These deasphalted oils are then further converted to gasoline and diesel in the FCC process. The remaining asphaltenes are either sold, blended to fuel oil or blended with other asphalt as a hardener.
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

Items 1 and 2. Business and Properties

COMPANY OVERVIEW

References herein to HF Sinclair Corporation (“HF Sinclair” or the “Company”) include HF Sinclair and its consolidated subsidiaries. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the HEP Merger Transaction (as defined below) refers to HEP and its consolidated subsidiaries.

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 2323 Victory Avenue, Suite 1400, Dallas, Texas 75219. Our telephone number is 214-871-3555, and our internet website address is www.hfsinclair.com. We use our website and social media accounts, including LinkedIn (@HF Sinclair) and Facebook (@HF Sinclair), as a means of disclosing information about us and our services, which information may be deemed material. Except as specifically noted, the information found on our website and social media accounts are not incorporated by reference into, and do not constitute part of, this Annual Report on Form 10-K or any other report filed with or furnished to the Securities and Exchange Commission (“SEC”). A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our SEC filings is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating, Governance and Social Responsibility Committee Charter, Finance Committee Charter, Environmental, Health, Safety, and Public Policy Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange under the trading symbol “DINO.”

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

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in HEP (an “HEP common unit”), other than the HEP common units already owned by HF Sinclair and its subsidiaries, was converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. The Merger Agreement consideration totaled $268 million in cash and resulted in the issuance of 21,072,326 shares of HF Sinclair common stock from treasury stock.

Sinclair Acquisition
On March 14, 2022, HollyFrontier Corporation (“HollyFrontier”) and HEP announced the establishment of HF Sinclair as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions (the “Sinclair Transactions”) of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company, LLC (“REH Company”) and together with its affiliate REH Advisors Inc., “REH”).

HF Sinclair acquired REH Company’s refining, branded marketing, renewables, and midstream businesses. At the time of closing, the Sinclair branded marketing business supplied high-quality fuels to more than 1,300 Sinclair branded stations and licensed the use of the Sinclair brand at more than 300 additional locations throughout the United States. The renewables business included the operation of a renewable diesel unit located in Sinclair, Wyoming. The refining business included two Rocky Mountains-based refineries located in Casper, Wyoming and Sinclair, Wyoming. Under the terms of the Contribution Agreement, HEP acquired STC, REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair refineries and third parties, eight product terminals and two crude terminals with approximately 5 million barrels of operated storage. In addition, HEP acquired STC’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (at the time of closing, 25.06%, and currently, a 26.08% non-operated interest); Pioneer Investments Corp. (49.995% non-operated interest); and UNEV Pipeline, LLC (“UNEV”) (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP).

As of December 31, 2024, we:
•owned and operated a refinery in El Dorado, Kansas (the “El Dorado Refinery”), two refinery facilities located in Tulsa, Oklahoma (collectively, the “Tulsa Refineries”), the Puget Sound refinery in Anacortes, Washington (the “Puget Sound Refinery”), a refinery in Artesia, New Mexico that is operated in conjunction with crude oil distillation and vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”), a refinery in West Bountiful, Utah (the “Woods Cross Refinery”), a refinery in Sinclair, Wyoming (the “Parco Refinery,”) and a refinery in Casper, Wyoming (the “Casper Refinery”);
•owned and operated a renewable diesel unit (“RDU”) in Artesia, New Mexico (the “Artesia RDU”), an RDU in Cheyenne, Wyoming (the “Cheyenne RDU”) and an RDU in Sinclair, Wyoming (the “Sinclair RDU”) and a pre-treatment unit (“PTU”) in Artesia, New Mexico (the “Artesia PTU”);
•owned and operated a manufacturing facility in Mississauga, Ontario, which produces base oils and other specialized lubricant products for our Petro-Canada Lubricants business;
•owned and operated manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products for our Sonneborn business, such as white oils, petrolatums and waxes;
•owned and operated Red Giant Oil Company LLC (“Red Giant Oil”), which supplies locomotive engine oil and has blending, storage, packaging capabilities, and distribution facilities in Iowa and Texas;
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

As of December 31, 2024, our operations were organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. The Refining segment includes the operations of our El Dorado, Tulsa, Puget Sound, Navajo, Woods Cross, Parco and Casper Refineries and Asphalt. The Renewables segment includes the operations of the Artesia, Cheyenne and Sinclair RDUs and the Artesia PTU. The Marketing segment includes branded fuel sales. The Lubricants & Specialties segment, which was previously referred to as our Lubricant and Specialty Products segment, includes the operations of our Petro-Canada Lubricants, Red Giant Oil and Sonneborn businesses in addition to specialty lubricant products produced at our Tulsa West refinery. The Midstream segment includes petroleum product and crude pipelines, and terminal, tankage and loading rack facilities that primarily support our refining operations. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our reportable segments.

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

Our principal customers for gasoline include other refiners, branded sites, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, branded sites, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Base oils are intercompany sales to our Lubricants & Specialties segment. LPG’s are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. For the years ended December 31, 2024, 2023 and 2022, we had one customer, Shell, together with certain of its affiliates, that accounted for 10% or more of our total annual revenues at approximately 11%, 12% and 15%, respectively. See Note 4 “Revenues” in the Notes to Consolidated Financial Statements for additional information on our customers revenues.

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

The El Dorado Refinery is located on 1,100 acres south of El Dorado, Kansas and is a fully integrated refinery. The principal processing units at the El Dorado Refinery consist of crude and vacuum distillation; hydrodesulfurization of naphtha, kerosene, diesel, and gas oil streams; naphtha fractionation; isomerization; catalytic reforming; aromatics recovery; catalytic cracking; alkylation; delayed coking; hydrogen production; hydrogen generation; and sulfur recovery.

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

The Tulsa Refineries serve the Mid-Continent geographic region of the United States. Distillates and gasolines are primarily delivered from the Tulsa Refineries to market via pipelines owned and operated by Magellan. These pipelines connect the refinery to distribution channels throughout Colorado, Oklahoma, Kansas, Missouri, Illinois, Iowa, Minnesota, Nebraska and Arkansas. Additionally, our midstream operations’ on-site truck and rail racks facilitate geographic refined product distribution within the Mid-Continent region.

The Tulsa Refineries’ principal customers for conventional gasoline include other refiners, branded sites, convenience store chains, independent marketers and retailers. Truck stop operators and railroads are the primary diesel customers. Jet fuel is sold primarily for commercial use. The Tulsa Refineries’ asphalt and roofing flux products are sold via truck or railcar directly from the refineries or to customers throughout the Mid-Continent geographic region primarily to paving contractors and manufacturers of roofing products.

West Region

Facilities
The Navajo Refinery has a crude oil processing capacity of 100,000 BPSD and has the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel. The Woods Cross Refinery has a crude oil processing capacity of 45,000 BPSD and processes regional sweet and wax crude oil into high-value light products. The Puget Sound Refinery, which is a complex refinery with a 149,000 BPSD processing capacity, has the ability to process a variety of light, medium, heavy sweet and sour crudes. On March 14, 2022, we acquired the Parco Refinery, which has a crude oil processing capacity of 94,000 BPSD and has the ability to process heavy and sweet crudes, and the Casper Refinery, which has a crude oil processing capacity of 30,000 BPSD and processes regional sweet crude into high-value light products.

The Navajo Refinery’s Artesia, New Mexico facility is located on a 561-acre site and is a fully integrated refinery with crude oil distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, mild hydrocracking, isomerization, sulfur recovery and product blending units.

The Artesia facility is operated in conjunction with a refining facility located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at the Lovington facility consists of a crude oil distillation unit and associated vacuum distillation units. The Lovington facility processes crude oil into intermediate products that are transported to Artesia by three of our midstream operations’ intermediate pipelines. These products are then upgraded into finished products at the Artesia facility. The combined crude oil capacity of the Navajo Refinery facilities is 100,000 BPSD and it typically processes or blends an additional 10,000 BPSD of natural gasoline, butane, gas oil and naphtha.

The Woods Cross Refinery facility is located on a 200-acre site in West Bountiful, Utah and is a fully integrated refinery with crude oil distillation, solvent deasphalter, FCC, HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, polymerization, sulfur recovery and product blending units. In addition, our Woods Cross Refinery includes a crude unit, which is primarily an atmospheric distillation tower, a desalter and heat exchanger. The facility typically processes or blends an additional 2,000 BPSD of natural gasoline, butane and gas oil over its 45,000 BPSD capacity.

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

Crude Oil and Feedstock Supplies
The Navajo Refinery is situated near the Permian Basin, an area that has historically, and continues to have, abundant supplies of crude oil available both for regional users and for export to other areas. We purchase crude oil from independent producers in southeastern New Mexico and west Texas as well as from major oil companies. The crude oil is gathered through our midstream operations’ pipelines and through third-party tank trucks and crude oil pipeline systems for delivery to the Navajo Refinery.

We also purchase volumes of isobutane, natural gasoline and other feedstocks to supply the Navajo Refinery from sources in Texas and the Mid-Continent area that are delivered to this region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on our midstream operations’ intermediate pipelines running from Lovington to Artesia. From time to time, we purchase gas oil, naphtha and light cycle oil from other refiners for use as feedstock.

The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming and Utah as delivered via common carrier pipelines, including the SLC Pipeline and Frontier Pipeline. Supplies of wax crude oil are shipped via truck.

The Puget Sound Refinery is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes. The Canadian crudes are sourced from Edmonton, Alberta and are supplied directly to the Puget Sound Refinery by the Trans Mountain pipeline system. The Alaskan North Slope crudes are supplied by oil tankers that load the crude from Valdez, Alaska and offload at the Puget Sound Refinery’s marine dock. The dock also allows the refinery to receive other crude oil via marine transport.

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

Markets and Competition
The Navajo Refinery primarily serves the southwestern United States, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through our midstream operations’ pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by Magellan and from El Paso to Tucson and Phoenix via a products pipeline system owned by SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refinery are transported to northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via our pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our midstream operations at terminals in Artesia and Moriarty, New Mexico.

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

The Parco Refinery’s products are primarily distributed by major direct pipelines to Denver, Colorado and to Salt Lake City, Utah connecting to pipelines owned by us, our joint ventures or third parties, serving an extensive network of terminals or by exchange. The Parco Refinery’s customers are located in Colorado, Utah, Arizona, Idaho, Nebraska, Nevada, Oregon, South Dakota, Washington and Wyoming.

The Casper Refinery’s products are primarily distributed by major direct pipelines serving the Rocky Mountain region and western South Dakota through an extensive network of terminals or by exchange. The Casper Refinery’s customers are located in Colorado, Utah, South Dakota and Wyoming.

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

Our RDUs allow us to process soybean oil and other renewable feedstocks into renewable diesel. Renewable diesel is a cleaner burning fuel with 50% to 80% (results dependent on the feedstock) lower lifecycle greenhouse gas (“GHG”) emissions than conventional diesel. The renewable diesel produced by the RDUs is sold to customers in California, Oregon, Utah and Canada.

MARKETING OPERATIONS

Our marketing operations include branded fuel sales to more than 1,600 branded sites in the United States and licensing fees for the use of the Sinclair brand at more than 300 additional locations throughout the United States. Our marketing operations also include revenues from branded gasoline, diesel and other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of the sites located in our West and Mid-Continent regions.

LUBRICANTS & SPECIALTIES OPERATIONS

Our lubricants and specialties operations consist of our Petro-Canada Lubricants, Red Giant Oil, Sonneborn and the Tulsa lubricants businesses.

Our Petro-Canada Lubricants business produces automotive, industrial and food grade lubricants and greases, base and process oils and specialty fluids. It is one of the leading manufacturers of high margin Group III base oils in North America. Products are marketed in over 80 countries worldwide to a diverse customer base through a global sales force and distributor network.

Our Red Giant Oil business provides high quality lubricants to the railroad industry.

Our Sonneborn business produces specialty products such as white oils, petrolatums and waxes for the personal care, cosmetic, pharmaceutical and food processing industries. Combined with Petro-Canada Lubricants, it is one of the world’s leading producers of pharmaceutical white oils.

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

Red Giant Oil owns and operates blending and distribution facilities in Council Bluffs, Iowa, and Joshua, Texas.

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

MIDSTREAM OPERATIONS

Our midstream operations are comprised of logistic assets consisting of petroleum product and crude oil pipelines, and terminals, tankage, and loading rack facilities that principally support our refining operations, as well as other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, we own a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”), Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming (the “Cheyenne Pipeline”) and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa Refineries; a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

Our midstream operations generate revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling refined products and other hydrocarbons and, by storing and providing other services at its storage tanks and terminals. Our midstream operations do not take ownership of products that it transports, terminals, stores or refines; therefore, it is not directly exposed to changes in commodity prices.

As of December 31, 2024, our midstream assets included:

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
•feedstock receiving assets located at our Cheyenne facility;
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
•a 50% interest in the Cushing Connect Pipeline, a 50-mile crude oil pipeline running from Cushing, Oklahoma to our Tulsa Refineries;
•a 49.995% interest in the Pioneer Pipeline, a 312-mile refined product pipeline running from Sinclair Station in Wyoming to the terminal in North Salt Lake City, Utah. Through connections, this pipeline is also able to deliver refined products to the UNEV refined products pipeline, and
•a 26.08% interest in the Saddle Butte Pipeline, a crude oil pipeline that collects crude oil from the Powder River Basin in Wyoming and primarily delivers into our crude oil pipeline system that supplies our Parco and Casper Refineries.

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
•two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of approximately 560,000 barrels, that are integrated with our refined product pipelines that serve Delek’s Big Spring, Texas refinery;
•a refined product terminal in Catoosa, Oklahoma with a capacity of approximately 70,000 barrels that stores specialty lubricant products and is utilized by our Tulsa Refineries;
•a refined product loading rack facility at each of our El Dorado, Tulsa, Navajo and Woods Cross Refineries, heavy product / asphalt loading rack facilities at our Tulsa East facility, Lovington facility and Cheyenne facility, LPG loading rack facilities at our El Dorado Refinery, Tulsa West facility and Cheyenne facility, lube oil loading racks at our Tulsa West facility and crude oil Leased Automatic Custody Transfer units located at our Cheyenne facility;
•refined product storage capacity at our Parco and Casper Refineries as well as at seven refined product terminals in Colorado, Idaho and Wyoming serving our Parco and Casper Refineries with a capacity of approximately 1,960,000 barrels;
•one refined product terminal in Kansas City, Missouri having an aggregate storage capacity of approximately 380,000 barrels;
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
•SLC Pipeline and Frontier Pipeline’s tankage with an aggregate capacity of approximately 380,000 barrels;
•the UNEV Pipeline’s product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 650,000 barrels;
•a 50% interest in Cushing Connect Terminal with a capacity of approximately 1,500,000 barrels of crude oil storage in Cushing, Oklahoma;
•a 26.08% interest in Saddle Butte Pipeline III, LLC, which has approximately 160,000 barrels of crude oil storage in Wyoming, and
•a 49.995% ownership interest in Pioneer Investments Corp., which has approximately 655,000 barrels of refined product storage in Utah.

ADDITIONAL OPERATIONS AND OTHER INFORMATION

Corporate Offices
Our principal corporate offices are leased and located in Dallas, Texas. Functions performed in our Dallas office include overall corporate and segment management, planning and strategy, corporate finance, crude acquisition, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

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

As of December 31, 2024, we had 5,297 employees located in the following geographies: 4,428 employees in the United States, 665 employees in Canada and 204 employees in Europe. As of December 31, 2024, 1,433 employees were covered by collective bargaining agreements. The current collective bargaining agreements have various expiration dates ranging between 2025 and 2030. We have experienced no material interruptions of operations due to disputes with our employees and management maintains positive working relationships with our local unions and their members.

Oversight
Our board of directors (the “Board of Directors”) and Board of Directors committees provide oversight on our strategies and policies related to human capital management. Our Compensation Committee is responsible for periodically reviewing HF Sinclair’s strategies, policies and practices regarding the promotion of employee diversity, equity and inclusion, talent and performance management, pay equity and employee engagement, as well as our executive succession planning. Our Nominating, Governance and Social Responsibility Committee oversees our policies and practices regarding human rights in our operations and supply chain. This process is designed to provide oversight of our strategies related to attracting, retaining and developing a workforce that aligns with our values and strategies.

Diversity & Inclusion
Our leadership is committed to attracting, retaining and developing a highly engaged, high-performing, multifaceted workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. HF Sinclair is an equal opportunity employer and prohibits all forms of unlawful discrimination. Of our total employees as of December 31, 2024, approximately 18% identified as female and approximately 82% identified as male. Approximately 25% of our total employees identified as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or Other Pacific Islander, or as two or more races or ethnicities. Veterans and reservists of the U.S. armed forces also represented approximately 6.4% of our U.S. workforce as of December 31, 2024.

Our university recruiting team works to expand our presence in the marketplace to attract diverse talent by partnering with various university-based diversity and inclusion-focused groups in order to reach a diverse population of candidates from student and alumni bases. We held leadership workshops focused on our value of inclusion throughout 2024 for frontline, senior and executive leadership roles. In addition, to help foster a culture of inclusion, we have five voluntary and employee-led employee resource groups (“ERGs”), which are open to all employees: Women in Energy, Veterans in Energy, Family Caregivers in Energy, Toastmasters in Energy and Cultural Awareness in Energy. Each of the ERGs focuses on developing talent at HF Sinclair by fostering relationships through education, networking and leadership development opportunities.

Health & Safety
The safety of our employees, contractors and communities is an overarching priority and fundamental to our operational success. We are grounded by our “Goal Zero” vision, which reflects our belief that safe production can be achieved each and every day. Our commitment to safety is embedded throughout our organization, from frontline employees and contractors to our executive leadership and Board of Directors. Our Operational Excellence Management System provides the framework through which we identify, monitor and reduce risks. Our Environmental, Health and Safety (“EHS”) Leadership Council, comprised of company executives, including our CEO, business unit leaders and corporate EHS specialists, sets EHS strategy and reviews performance. The Environmental, Health, Safety and Public Policy Committee of our Board of Directors provides board-level oversight of our strategies and performance in these areas.

In an effort to achieve Goal Zero, our employee and contractor safety education and training programs are conducted on an ongoing basis. We set specific goals for workplace safety and measure attainment of those goals. Over the past five years ended December 31, 2024, our Occupational Safety and Health Administration (“OSHA”) combined total recordable incident rate declined by 60%.

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

Consistent with our culture of ownership and growth, we offer training, development and engagement programs across every level of our organization to provide employees the opportunity to develop their career by enhancing skills and capabilities consistent with the needs of the business. Our suite of programs include: Accelerate and LinkedIn Learning, a curated collection of on-demand e-learning for all employees; Refine, interactive, instructor-led workshops focusing on professional development at any career level; Front Line Leadership Development, a series of leadership trainings for new and existing supervisors; Catalyst, a guided cohort of new leaders learning about leadership styles and executive presence; and Leading the HF Sinclair Way, a deep-dive for our senior leaders on leading through our cultural values and business objectives. We invested $13 million in our employee training and development programs in fiscal year 2024.

Community Outreach / Volunteerism
Being a good neighbor and engaged member of the communities in which we operate is important to us. In addition to supporting charitable organizations through financial contributions, throughout 2024, we were equally pleased to support our communities through in-kind giving. From filling backpacks with school essentials to helping prepare meals to planting trees, our employees showed up for their communities and dedicated volunteer efforts to a variety of organizations.

Governmental Regulation
Our operations are subject to international, federal, state, provincial and local laws and regulations regarding, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous materials by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment. Permits or other authorizations are required under these laws and regulations for the operation of our refineries, pipelines and other facilities, and these permits and authorizations are subject to revocation, modification and renewal, which may or may not be granted, or may require operational changes, which may involve significant costs. Our operations are also subject to various international and domestic laws and regulations relating to health and safety, and failure to appropriately manage health and safety risks associated with our business could adversely impact our employees, communities, stakeholders, reputation and results of operations.

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

Our capital expenditures attributable to compliance with government regulations, including environmental regulations, did not have a material effect on our cash flows in 2024. While we currently do not expect that compliance with government regulations, including environmental regulations, will have a material effect on our cash flows in 2025, we expect to incur capital expenditures of $50 million related to the implementation of injunctive relief and mitigation measures at our Navajo Refinery as a result of a settlement agreement reached with the EPA, the DOJ and the New Mexico Environment Department (the “2025 Consent Decree”), which are included in the 2025 capital expenditure guidance discussed under “– Cash Flows – Investing Activities and Planned Capital Expenditures” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information regarding the 2025 Consent Decree, see Item 3, “Legal Proceedings.”

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

In response to requests for rehearing of its December 2020 price index proposal, on January 20, 2022, the FERC established a revised price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which interstate liquids pipelines charging indexed rates were permitted to adjust their index ceilings annually by a multiplier set at the annual change in the Producer Price Index for Finished Goods (“PPI-FG”) minus 0.21% (a decrease from the PPI-FG plus 0.78% proposed in December 2020). In early 2022, industry participants petitioned the United States Court of appeals for the District of Columbia (the “D.C. Circuit”) in Liquid Energy Pipeline Association v. FERC to review the FERC’s orders setting the price index, and in July 2024 the D.C. Circuit agreed with those petitioners and ordered FERC to reinstate the previous PPI-FG plus 0.78% multiplier. Pipelines were permitted to raise their index-based rates to the new ceiling immediately after that order was implemented by FERC in September 2024. However, in October 2024, FERC issued a Supplemental Notice of Proposed Rulemaking to reinstate the PPI-FG minus 0.21% multiplier. That rulemaking proceeding remains pending and could result in a further change to the index and impact our rates set using the PPI-FG plus 0.78% price index. The proceeding could also impact FERC’s setting of a new multiplier for the next five-year period, which it must set for the five-year period beginning July 1, 2026.

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

Pipeline Safety and Maintenance - Many of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”). PHMSA has promulgated regulations governing, among other things, maximum operating pressures, pipeline patrols and leak surveys, control room management, valve spacing and rupture mitigation, spill response and emergency procedures, as well as other matters intended to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas”, which are areas where a release could have the most significant adverse consequences, including certain population areas, certain drinking water sources and unusually sensitive ecological areas.

In addition, many states have adopted regulations similar to, or which go above and beyond, existing PHMSA regulations, for certain intrastate pipelines. For example, Texas has developed regulatory programs that largely parallel the federal regulatory scheme and impose additional requirements for certain pipelines. Furthermore, other related federal and state programs, such as the EPA’s Risk Management Program and the OSHA’s Process Safety Management (“PSM”) standard or European equivalents (post-Seveso legislation) apply to some of our terminals and associated facilities.

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

Air Regulations - Our operations are subject to certain requirements of the federal Clean Air Act (“CAA”) as well as related state and local laws and regulations, and similar laws in Canada and the Netherlands. Certain CAA regulatory programs (and similar programs in Canada and the Netherlands) applicable to our facilities require capital expenditures for the installation of certain air pollution control devices, operational procedures and expenditures to minimize emissions and to prevent accidental releases of air pollutants, and monitoring and reporting of emissions. For example, implementation of the revised National Ambient Air Quality Standards (“NAAQS”) for ozone and particulate matter, could result in stricter permitting requirements, a delay in or the inability to obtain such permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Moreover, an EPA rule became effective in January 2018 that requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. In September 2023, the EPA Office of Inspector General published a report recommending that the EPA increase oversight related to these fence line monitoring requirements. Most recently, in October 2024, the EPA finalized updates to its volatile organic liquid storage tank emission standards, which establish more protective standards for various types of vessels, including floating roof storage vessels and storage vessels that utilize closed vent systems and controls. These rules, as well as other rules under the CAA or similar laws in all jurisdictions in which we operate, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

Fuel Quality Regulations - We are subject to the EPA’s regulations governing fuels and fuel additives used in motor vehicles, non-road equipment and airplanes. The EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In February 2007, the EPA finalized MSAT2 regulations that impose reductions in the benzene content of our produced gasoline. In addition to reducing benzene concentration in our gasoline, our refineries currently purchase benzene credits to meet these requirements. If economically justified or otherwise determined to be beneficial, we may implement additional benzene reduction projects to eliminate or reduce the need to purchase benzene credits. Additionally, in April 2014, the EPA finalized the Tier 3 Motor Vehicle Emission and Fuel Standards, which require a reduction in annual average gasoline sulfur content from 30 parts per million (“ppm”) to 10 ppm. These requirements, other CAA requirements, and other presently existing or future environmental regulations may cause us to make substantial capital expenditures and purchase sulfur credits at significant cost to enable our refineries to produce fuels that meet the applicable requirements. In December 2020, the EPA streamlined and consolidated its existing fuel quality regulations that apply across all gasoline and diesel fuel programs, also known as the EPA’s Fuels Regulatory Streamlining Rule at 40 CFR Part 1090. Most recently, in December 2024, the EPA issued another final rule, the Fuels Regulatory Streamlining Amendments, to provide clarity and flexibility to provisions that govern how fuel, fuel additives, and regulated blendstocks are sampled and tested to demonstrate compliance.

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

Renewable Fuel Standard - Pursuant to the Energy Independence and Security Act of 2007, and the EPA’s corresponding Renewable Fuel Standard (“RFS”) regulations, most refiners are required to blend increasing amounts of biofuels with refined products or purchase RINs in lieu of blending. Under the RFS, the percentage of renewable fuels that refineries are obligated to blend into their finished petroleum products is adjusted annually. In June 2023, the EPA finalized the RFS targets for 2023 through 2025, which set the annual renewable volume obligations (“RVOs”) for conventional (i.e., corn ethanol) renewable fuel, biomass-based diesel, advanced biofuels and cellulosic biofuel. The targets increase RVOs in each of the concurrent years.

The EPA’s implementation of the RFS has historically been subject to numerous court challenges. Lawsuits have been filed by the renewable fuel industry and refining industry challenging the EPA’s decisions on small refinery exemptions. For example, in 2022, the EPA denied all pending small refinery exemption petitions on the belief that small refineries are able to pass through compliance costs to customers. This decision was challenged and, in August 2024, nearly all of the waiver denials were vacated by the U.S. Court of Appeals for the D.C. Circuit. Several exemption petitions from 2023 and 2024 are pending before the EPA. There is uncertainty related to the EPA’s approach to evaluating exemption petitions, and whether the EPA is likely to grant such exemptions is unknown. For additional information regarding risks relating to our small refinery exemptions, see the discussion under our risk factor “Compliance with, or developments with respect to, renewable and low carbon fuel blending programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could have an adverse effect on our financial condition and results of operations” in Item 1A – “Risk Factors.” We cannot predict the outcome of these matters or whether they may result in increased RFS compliance costs. There also continues to be a shortage of advanced and cellulosic biofuel production resulting in increased difficulties meeting RFS mandates. As a result, we may be unable to blend sufficient quantities of renewable fuel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in RVOs could have an adverse impact on our results of operations.

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

California Low Carbon Fuel Standard - Under California’s Global Warming Solutions Act of 2006, the California Air Resources Board was required to undertake a statewide effort to reduce GHG emissions. One of the programs designed to help achieve those reductions is the LCFS program. The LCFS program is designed to reduce GHG emissions by decreasing the carbon intensity (“CI”) of transportation fuels consumed in the state. Under this program, each fuel is assigned a CI value, which is intended to represent the GHG emissions associated with the feedstocks from which the fuel was produced, the fuel production and distribution activities, and the use of the finished fuel. Each producer or importer of fuel must demonstrate that the overall mix of fuels it supplies for use in California meets the CI benchmarks for each compliance period. A producer or importer with a fuel mix that is above the CI benchmark must purchase LCFS credits sufficient to meet the CI benchmark. Fuels produced by our Renewables segment have CI scores that are lower than traditional petroleum-based transportation fuels, and we benefit from the demand from other regulated entities for these low-carbon transportation fuels. In November 2024, the California Air Resources Board (“CARB”) adopted amendments to the LCFS program, including strengthening CI targets from a 20% reduction to a 30% reduction by 2030, adding a 90% reduction target by 2045, and adding a 9% CI benchmark stringency increase for 2025. On February 18, 2025, the amendments were disapproved by the California Office of Administrative Law (“OAL”). CARB stated that it plans to address the concerns raised by OAL and has 120 days from the issuance of OAL’s written decision to revise and resubmit the amendments to OAL for further review.

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

Washington Clean Fuel Standard - The Clean Fuel Standard (“CFS”) became effective on January 1, 2023, and, similar to the low carbon fuel programs in California and Oregon, it is designed to decrease the CI of Washington’s transportation fuels. The CFS requires a 20% reduction in average CI from 2017 levels by 2034. The CFS functions similar to its sister programs in California and Oregon. We sell gasoline and diesel fuel produced at our Puget Sound Refinery in Washington, and are thereby subject to the CFS, including, among other things, the requirement to purchase and retire CFS credits to offset the deficit created through our sale of gasoline and diesel fuel in Washington.

New Mexico Clean Transportation Fuel Standard - Most recently, in March 2024, the New Mexico legislature passed HB 41, establishing a Clean Transportation Fuel Standard (“CTFS”), based on similar programs established in California, Oregon, and Washington. The CTFS requires a 20% reduction in CI from the 2018 baseline by 2030, followed by a 30% reduction in CI by 2040. The CTFS is also intended to create a marketplace to buy, trade, and sell credits based on whether fuels are above or below that standard. HB 41 directs the New Mexico Environmental Improvement Board to finalize rules for the implementation of the CTFS by July 1, 2026. We sell gasoline and diesel fuel produced at our Navajo Refinery in New Mexico and will therefore be subject to CTFS upon promulgation of the implementing regulations, including, among other things, the requirement to purchase and retire CTFS credits to offset the deficit created through our sale of gasoline and diesel fuel in New Mexico.

Other Low Carbon Fuel Standards - Many international, federal, state, provincial and local governments, have issued, or are considering issuing, low carbon fuel regulations, policies, and standards to reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix. While these regulations result in additional costs to our refining business, they have created opportunities to develop our renewables business, and should continue to help drive demand for our renewable diesel products. We believe that our ability to supply low-carbon fuels can play an important role in helping achieve GHG emissions reduction targets.

Blender’s and Producer’s Tax Credit Incentives - The U.S. federal government has enacted tax incentives to encourage the production of low-carbon fuels and/or reduce GHG emissions. For example, Section 6426 of the Internal Revenue Code of 1986, as amended (the “Code”), provided a tax credit (generally referred to as the blender’s tax credit) to blenders of certain renewable fuels to encourage the production and blending of those fuels with traditional petroleum-based transportation fuels. The renewable diesel produced by our Renewables segment is a liquid fuel derived from biomass that meets the EPA’s fuel registration requirements; therefore, renewable diesel that we produce and blend qualified for this refundable tax credit of one dollar per gallon. The Inflation Reduction Act of 2022 (“IRA 2022”) extended this credit through December 31, 2024, when it expired. The IRA 2022 also created a new tax credit, the 45Z Clean Fuel Production Credit (“45Z Credit”), which provides a per-gallon (or gallon-equivalent) tax credit for producers, not blenders or compressors, of clean transportation fuels based on the CI of production. On January 10, 2025, the Department of the Treasury and the Internal Revenue Service issued guidance for the interpretation of the implementation of the IRA 2022 provisions creating the 45Z Credit and included a notice of intent to propose regulations. The 45Z Credit became available on January 1, 2025, and was authorized through December 31, 2027, unless otherwise revised or extended. The U.S. Congress, however, may take actions to repeal or revise the IRA 2022, including with respect to the 45Z Credit, which timing or outcome similarly cannot be predicted.

Oregon and Washington Carbon Cap & Trade Programs - In March 2020, the Governor of Oregon signed Executive Order 20-04 (the “Executive Order”), directing state agencies to take actions to reduce and regulate GHG emissions and consider climate change in agency planning. The Executive Order directed the Oregon Environmental Quality Commission (“OEQC”) and the Oregon Department of Environmental Quality (“ODEQ”) to take a variety of actions, including the development of a new program to limit GHG emissions from large stationary sources, transportation fuels, and other liquid and gaseous fuels. The OEQC considered and adopted final rules in December 2021, which became effective January 1, 2022, setting the emissions cap and reduction rules for the Climate Protection Program (the “CPP”). Using a 1990 baseline, the CPP includes GHG reduction goals of 50% by 2035 and 90% by 2050. Our subsidiary, HF Sinclair Refining & Marketing LLC, presumably became subject to the CPP rules in the second quarter of 2022 due to its sale of transportation fuel over the rack in Oregon primarily from the Puget Sound Refinery. As a presumed covered fuel supplier under the CPP rules at that time, HF Sinclair Refining & Marketing LLC submitted a CPP permit application to ODEQ in February 2023 and is purportedly required to acquire, and then surrender, compliance instruments (corresponding to each metric ton of CO2 equivalents imported/sold into Oregon) starting in calendar year 2025 (i.e., at the end of the first three-year compliance period, which runs from 2022 to 2024), and for each three-year compliance period thereafter to demonstrate compliance with the CPP rules. Further, the CPP rules were amended in November 2023 to provide, among other changes, a one-year lookback for purposes of calculating compliance instrument obligations. However, the authority of OEQC to adopt the CPP rules was challenged in litigation, including in a lawsuit filed in March 2022 by the Western States Petroleum Association and others. In December 2023, the Court of Appeals of Oregon issued an order in that lawsuit declaring the 2021 CPP rules “invalid” (based on OEQC’s failure to strictly follow administrative notice requirements at the time of rule adoption). The OEQC did not appeal the Court of Appeals of Oregon’s decision, but instead proceeded with a new rulemaking to re-adopt the CPP rules.

In November 2024, the OEQC adopted new rules to establish the CPP, which is applicable to fuel suppliers and in-state fuel producers. The new CPP rules adopted the same reduction goals as the original CPP rules but include changes, such as coordination with the Oregon Public Utility Commission to monitor natural gas rates and an adjustment to the compliance periods. The initial compliance period began on January 1, 2025, and extends for three years. Legal challenges to the new CPP rule are expected, including additional challenges to the underlying authority of OEQC to adopt such rules. Accordingly, we will closely monitor the Oregon CPP rulemaking process to determine the impact of compliance obligations. In 2021, the State of Washington enacted its own Climate Commitment Act (“CCA”), which establishes a comprehensive cap-and-invest program that provides an overall limit for GHG emissions from major sources in the state that began on January 1, 2023 and declines yearly to 95% below 1990 levels by 2050. As the operator of the Puget Sound Refinery, our subsidiary HF Sinclair Puget Sound Refining LLC, and as a covered fuel supplier, our subsidiary HF Sinclair Refining & Marketing LLC, must obtain an allowance for each ton of covered CO2e emissions. An initiative to repeal the CCA was placed on the November 2024 ballot, but the ballot initiative failed. Entities covered under the CCA, including our two subsidiaries noted above, were required to surrender compliance instruments for the first time in November 2024 to comply with the 2023 annual compliance obligation.

Climate Change - In recent years, various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from stationary sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Similar regulatory measures are also adopted in the EU. Measures to date have included but are not limited to cap and trade programs, carbon taxes, vehicle efficiency standards, electric vehicle mandates, combustion engine phaseouts, LCFS and renewable fuel requirements. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs.

The EPA has previously issued two rules (the “Clean Power Plan” and the “Affordable Clean Energy Rule”) to reduce carbon dioxide emissions from coal-fired power plants, both of which have been invalidated by courts. In May 2024, the EPA finalized a replacement rule that would (1) convert to natural gas co-firing by January 1, 2030 and then retire by 2039, (2) install by 2032 carbon capture and sequestration technology capable of capturing 90% of all CO2 emissions, or (3) cease operations by 2032. The May 2024 rule was challenged in the U.S. Circuit Court of Appeals, but the U.S. Supreme Court denied the challenger’s request to stay implementation of the rule pending the outcome of the litigation. Further, the EPA partially denied several petitions for reconsideration of the rule in January 2025. Although, we cannot predict what action the current administration may take with respect to the May 2024 rule, we do not expect the rule will directly affect our operations. However, to the extent the EPA fully implements rules that imposes higher costs on electricity generating units, it could result in increased power costs for our refineries in future years. Furthermore, the EPA could propose to apply similar regulations to other facilities, including refineries, in the future.

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

In March 2024, the SEC adopted a rule that requires public companies to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks, climate-related financial statement metrics, and GHG emissions. That final rule is being challenged in the U.S. Court of Appeals for the Eighth Circuit and the implementation of the rule has been voluntarily stayed by the SEC pending the outcome of the legal challenge; moreover, the current administration has requested that the court not schedule the case for argument while the SEC considers its position in the litigation, though we cannot predict whether or how such action would occur or its timing. Additionally, states are also considering their own climate accounting and risk and disclosure rules, independent of the SEC. For example, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2, and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies “doing business in California” with a total annual revenue of $500 million. Although both laws are subject to litigation, reporting under both laws is expected to begin in 2026.

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

The prior administration adopted an “all of government” approach to climate change in which the federal government would use not only its regulatory and enforcement authority but also its policy and purchasing power to encourage investment and use of renewable energy sources and to otherwise impede and reduce fossil fuel use and GHG emissions. However, the President recently revoked the prior administration’s climate change Executive Orders, including withdrawal from the Paris Agreement, directing federal agencies to cease using the Social Cost of Greenhouse Gases, and disbanding the Interagency Working Group that created it. In December 2023, the EPA announced the promulgation of a final rule that significantly limits methane and other emissions from certain oil and natural gas operations. Although this rule is currently subject to challenge and could be repealed or revised, to the extent it is implemented as promulgated, the new rule could increase the cost of domestic crude oil and natural gas. In addition, the EPA, together with the DOT, implemented GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States, which standards have been revised from time-to-time to impose increasingly stringent requirements for emissions reductions. The DOT finalized new vehicle fuel economy standards in June 2024, which increase fuel economy 2% per year for model years 2027-2031 for passenger cars, 2% per year for model years 2029-2031 for light trucks, 10% per year for model years 2030-2032 for heavy-duty pickup trucks, and 8% per year for model years 2033-2035 for vans. Some of these standards are subject to ongoing legal challenge. The future of these various actions, however, is uncertain given the change in administration, and ongoing legal challenges. We cannot predict when, how, or whether any of these actions will be revised or revisited.

Internationally, the United Nations-sponsored Paris Agreement requires member countries to submit non-binding, individually determined emissions reduction goals every five years after 2020. The United States initially joined and then withdrew from such agreement in 2020. In 2021, the United States rejoined the Paris Agreement and issued its corresponding “nationally determined contribution” (“NDC”) to reduce economy-wide net GHG emissions to 50-52% below 2005 levels by 2030. The current administration, however, announced its intent to re-withdraw from the Paris Agreement, a process which could take a year. Initiatives already taken pursuant to the Paris Agreement are subject to ongoing litigation, and the future of these laws and orders under the current administration, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement, remain unclear at this time. In regards to legislation, in November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022 the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs.

In the Netherlands and Canada, increased attention to climate change has led to changes in laws and to new laws, such as the Climate Act (Netherlands) and the Canadian Net-Zero Emissions Accountability Act, and has also led to increased frequency of climate change lawsuits. Additionally, the EU has promulgated environmental, social and governance (“ESG”) reporting requirements under the EU’s Corporate Sustainability Reporting Directive (“CSRD”), which requires in-scope companies to report extensive audited sustainability information, including risks and opportunities arising from environmental and social matters, and the impact of their business on people and the environment. Certain of our subsidiaries are expected to have to begin reporting from 2026 onward for financial years beginning on January 1, 2025. Ultimate parent companies that are not incorporated in the EU, such as HF Sinclair, may be required to report under CSRD from 2029 onward for financial years beginning on or after January 1, 2028.

Furthermore, on July 25, 2024, the EU’s Corporate Sustainability Due Diligence Directive (“CSDDD”) became effective. The aim of CSDDD is to foster sustainable and responsible corporate behavior in companies’ operations and across their global chains. It requires companies to conduct risk-based due diligence on human rights and environmental impacts, and aims to ensure that in-scope companies identify, prevent and address adverse human rights and environmental impacts of their actions inside and outside Europe. The CSDDD also requires in-scope companies to adopt and put into effect a transition plan for climate change mitigation which aims to ensure that the business model and strategy of the applicable company are compatible with the transition to a sustainable economy and with the limiting of global warming to 1.5°C, including its intermediate and 2050 climate neutrality targets, and where relevant, the exposure of the company to coal-, oil- and gas-related activities. The EU Member States were granted a period of two years (until July 26, 2026) to adopt and publish the laws, regulations and administrative provisions necessary to comply with the CSDDD. The obligations under the CSDDD for in-scope companies will come into force gradually based on thresholds as of 2026. CSRD, CSDDD and similar laws and regulations could result in increased compliance costs and affect the results of our operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under these laws may be perceived or interpreted by our customers and stakeholders.

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

The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” The previous administration issued a new rule effective in March 2023 that significantly expanded CWA jurisdiction relative to a prior June 2020 rule, both of which were subject to substantial litigation. Shortly after the the previous administration issued the new rule, the United States Supreme Court issued a decision in Sackett v. Environmental Protection Agency that reduced the scope of waters and wetlands subject to federal jurisdiction. In September 2023, the EPA and the U.S. Army Corps of Engineers revised the regulatory definition of “waters of the United States” to incorporate the Supreme Court’s Sackett decision. Due to an injunction blocking implementation of the September 2023 rule in certain states, the implementation of the rule, and the applicable definition of “waters of the United States,” currently varies by state. Further, some states either have changed or are contemplating changes to their own laws in order to regulate waters and wetlands that were previously subject to federal regulation.

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

Emerging Contaminants - Various regulators are considering regulation of so-called emerging contaminants, including for example, a final rule adopted by the EPA in May 2024 to list two per- and polyfluoroalkyl substances (“PFAS”) as CERCLA hazardous substances. In 2023, the EPA undertook several other regulatory actions related to PFAS chemicals, including, among others, updates to the EPA’s Toxics Release Inventory (“TRI”) program to remove an exemption for reporting PFAS and included PFAS exposure as a new enforcement priority for fiscal years 2024-2027. In addition to the seven individual PFAS that the EPA added to the list of chemicals covered by TRI reporting, in October 2024, the EPA proposed a rule to add an additional 16 individual PFAS and 15 PFAS categories representing over 100 individual PFAS to the TRI. We cannot predict whether that rule will be finalized as proposed or the impact of future regulation of presently unregulated substances, but the prospect of such regulation creates additional uncertainty. Additionally, in December 2024, EPA initiated a process under the Toxic Substances Control Act (“TSCA”) to prioritize the risk evaluation of several substances including certain constituents of crude oil, intermediates, and/or finished petroleum products, including benzene and ethylbenzene. That process includes a December 2024 rule under TSCA requiring petroleum refiners and others to submit information to EPA related to the priority chemicals.

On September 19, 2024, the European Commission adopted new measures under the REACH Regulation to protect human health and the environment by restricting the use of undecafluorohexanoic acid (“PFHxA”) and PFHxA‑related substances. These sub-groups of PFAS are very persistent and mobile in water, and their use in certain products poses an unacceptable risk to human health and the environment. We cannot yet predict the outcome of these regulatory actions and their potential impact on our operations, if any.

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

Additionally, our assets and operations in the Netherlands are required to comply with Dutch regulations that are similar to, and in some cases more stringent than, those described above for our U.S. operations. The statutes to which our Dutch assets and operations are subject include the Environmental Protection Act, the Climate Act, the Environment and Planning Act, and other subordinate decrees and regulations relative to environmental control, permitting and enforcement. The Environment and Planning Act entered into effect on January 1, 2024, and has led to the integration of a majority of Dutch environmental laws. With the Environment and Planning Act, new subordinate decrees and regulations entered into effect, such as the Environment Decree, the Environment Regulation and the Environmental Activities Decree. Transitional law is applicable for running matters under the Environment and Planning Act, which means that the old regulations still apply in certain matters. The Netherlands also participates in certain broader European legal initiatives, including GHG cap and trade programs. Additionally, in December 2019, the High Council of the Netherlands upheld a court order for the government of the Netherlands to reduce the country’s GHG emissions by 25% (compared to 1990) by 2020, and in January 2020, the Climate Act came into effect, with (on the basis of the latest amendments following European law) the goal of significantly reducing GHG emissions by 55% (compared to 1990) by 2030, achieving climate neutrality by 2050 and striving for negative GHG emissions after 2050. Furthermore, the target is that 100% of the electricity production will be CO2 neutral in 2050.

Enforcement and Litigation Proceedings - We are and have been the subject of various local, state, provincial, federal and private proceedings and inquiries relating to compliance with environmental laws and regulations and conditions. These matters include statutory and regulatory programs related to soil and water discharges and contamination, air pollution, pipeline safety and integrity, and GHG emissions, as well as personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2024, we had an accrual of $190 million related to such environmental liabilities.

Compliance with current and future environmental regulations is expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued, if applicable.

Occupational Safety, Health, and Accident Prevention - Our operations are subject to various laws and regulations relating to health and safety, including the Occupational Safety and Health Administration (“OSHA”), comparable state statutes, Canadian regulations applicable to our operations in Canada and Dutch regulations, including the Health and Safety Act and other subordinate decrees and regulations, applicable to our operations in the Netherlands. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to comply with all applicable laws and regulations to protect the safety of our workers and the public. Some of our operations are also subject to OSHA Process Safety Management (“PSM”) regulations and the EPA’s CAA RMP regulations, both of which are designed to prevent or minimize chemical accidents and any resulting releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance of process hazard analyses and third-party compliance audits. However, some of the revised requirements were paused and never became effective, and other requirements were rescinded by the EPA in a December 2019 final rule. That rescission was challenged in court, but the case has not proceeded because the EPA proposed a further RMP amendment in August 2022, which was finalized in March 2024, and the final rule became effective on May 10, 2024 (the “2024 RMP Rule”). The 2024 RMP Rule reverses much of the 2019 rescission, with some modifications, and adds provisions for employee participation, community engagement, and additional accident prevention requirements. For example, the 2024 RMP Rule requires refineries with HF alkylation processes to perform a “safer technology and alternatives analysis” as part of the process hazard analysis to consider and document the practicality of inherently safer technologies and other risk management measures. However, the 2024 RMP Rule was challenged by industry groups and states, and that case is currently pending. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from EPA RMP inspections to identify refiners for additional PSM inspections. Further, in December 2024, the Washington Department of Labor and Industries’ new PSM Rule for petroleum refineries became effective, which applies stringent worker safety requirements to petroleum refineries, including performance of regular reviews to identify hazards, root cause analyses after significant accidents, and regular review of processes that are likely to damage or wear down equipment. Compliance with applicable state and federal health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Risks Related to our Business/Industry

•The prices of crude oil, renewable feedstocks and refined, finished lubricant and renewable diesel products materially affect our operating results, and are dependent upon many factors that are beyond our control.
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
•An impairment of our goodwill or assets could reduce our earnings or negatively impact our financial condition and results of operations.
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
•There are various risks associated with GHGs and climate change that could result in increased operating costs, compliance costs and litigation and reduced demand for the refined products we produce and investment in our industry.
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
•Physical or transitional risks of climate change could have an adverse effect on our financial condition and results of operations.
•Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.

Risks Related to Cybersecurity, Data Security and Privacy, Information Technology and Intellectual Property

•Our information technology systems, operational systems, security systems, infrastructure, communications networks, software integrated in our manufacturing and administrative processes, and customer data processed by us, third-party vendors or suppliers are subject to risks presented by cyber events, including incidents or breaches of security.
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

RISKS RELATED TO OUR BUSINESS/INDUSTRY

The prices of crude oil, renewable feedstocks and refined, finished lubricant and renewable diesel products materially affect our operating results, and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.

Among these factors is the demand for crude oil, renewable feedstocks (such as soybean oil), refined, finished lubricant and renewable diesel products, which can vary by type and class or product and is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, trade, energy and the environment, also have a significant impact on demand and pricing. Other factors affecting pricing and demand, and ultimately our operating results, include changes in product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), the price and availability of renewable feedstocks, changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the success of particular marketing programs and the efficiency of our refinery and facility operations. Developments in the global oil markets, such as actual or potential hostilities or other conflicts in oil producing areas, including shipping disruptions in the Red Sea, the Israel-Gaza and Hezbollah conflict and the Russia-Ukraine war, and worldwide demand for crude oil, particularly in developing countries, can affect the prices of crude oil and result in inflated energy prices. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, higher gasoline prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of electric, gas/electric hybrid or hydrogen-powered vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

We do not produce crude oil or our renewable feedstocks and must purchase nearly all of the feedstocks we process, the price of which fluctuates based upon worldwide and local market conditions, including due to adverse weather events and regulatory interventions. The profitability of our Refining, Lubricants & Specialties and Marketing segments depends largely on the spread between market prices for refined petroleum products and crude oil prices. The profitability of our Renewables segment depends largely on the spread between market prices for renewable diesel plus state and federal low carbon fuel incentives and renewable feedstocks, such as soybean oil. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined and renewable products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. In addition, the volume of renewable diesel produced by our competitors is expected to increase going forward, and as the market becomes more competitive, or if there are changes in the regulations, policies, and standards affecting the demand for low-carbon fuels or our ability to obtain approved fuel pathways, our Renewables segment may experience increased volatility in product margins. A deterioration of crack spreads or price differentials between domestic and foreign crude oils or renewable diesel product margins could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, due to the seasonality of refined and renewable products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our products. The effect of changes in crude oil or renewable feedstock prices on operating results, depends in part on how quickly refined product or renewable diesel prices adjust to reflect these changes. A substantial or prolonged increase in crude oil or renewable feedstock prices without a corresponding increase in refined product or renewable diesel prices, a substantial or prolonged decrease in refined product or renewable diesel prices without a corresponding decrease in crude oil or renewable feedstock prices, or a substantial or prolonged decrease in demand for refined products or renewable diesel could have a significant negative effect on our earnings and cash flow.

Finally, our crude oil and refined and renewable diesel product inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) inventory valuation methodology. If the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to Cost of materials and other even when there is no underlying economic impact at that point in time. Continued volatility in crude oil and refined product or renewable diesel prices could result in lower of cost or market inventory charges in the future, or in reversals reducing Cost of materials and other in subsequent periods should prices recover.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions and other disruptive risks for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks such as natural disasters, adverse weather, accidents, maritime disasters or casualties (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases or spills (such as the release of crude oil on the Osage Pipeline in July 2022), terror or cyberattacks, vandalism, power failures, mechanical failures and other events beyond our control, and we have experienced certain of these events in the past. These events could result in an injury or loss of life, and have in the past and could in the future result in property damage or destruction, or curtailment or an interruption in our operations and may affect our ability to meet customer commitments. For example, historic spills along our existing pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Additionally, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Further, the consequences of any operational incident (including as a result of a maritime disaster or casualty) at our marine terminal facilities may be even more significant as a result of the complexities involved in addressing releases or spills occurring in U.S. federal and/or state waters (or in waters of other jurisdictions in which we operate) and/or the repair of marine terminal facilities.

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

We utilize various third party pipeline systems to deliver our products from our refineries and renewables facilities to market. The key third party pipeline systems utilized by the Casper, El Dorado, Navajo, Parco, Puget Sound, Woods Cross, and Tulsa Refineries and Cheyenne renewables facility are Magellan (RMPS), NuStar Energy Magellan (Mid-Con), SFPP, Pioneer, Olympic, MPLX, Magellan (Mid-Con) and Pioneer, respectively. Our refineries also utilize systems owned by our Midstream segment. If these key pipelines or their associated tanks and terminals become inoperative or decrease the capacity available to us due to testing, line repair, reduced operating pressures, catastrophic events, terror or cyberattacks, vandalism or other causes, we may not be able to sell our product, or we may be required to hold our product in inventory or supply products to our customers through an alternative pipeline or by rail or additional tanker trucks from the refinery, all of which could increase our costs and result in a decline in profitability.

Additionally, our Refining, Lubricants & Specialties and Renewables segments depend on rail and marine transportation for the delivery of feedstocks used in the production of our products and to deliver products to market, the availability of which is subject to various risks, including those associated with rail or marine strikes, equipment shortages, operating hazards and transportation regulations. If rail or marine transportation is disrupted, we may be unable to produce and/or deliver our products in a competitive or profitable manner and, if such disruption were to occur over an extended period of time, it could have a material adverse effect on our business, financial condition and results of operations.

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

To maintain or increase production levels at our refineries and facilities, we must continually contract for crude oil and renewable feedstock supplies from third parties. There are a limited number of crude oil and renewable feedstock suppliers in certain geographic regions, and in such cases, we may be required to source from a single third party supplier. If we are unable to maintain or extend our existing contracts with any such crude oil or renewable feedstock suppliers, or enter into new agreements on similar terms, the supply of crude oil or renewable feedstocks could be adversely impacted, or we may incur a higher cost. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines, governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, catastrophic events or otherwise, could result in a decline in the volume of crude oil available to our refineries. As the volume of renewable diesel produced increases, competition for renewable feedstocks may also increase and result in an increase in feedstock costs and a decrease in renewable diesel margins. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil or renewable feedstocks at a greater rate than the rate of natural decline in our currently connected supplies. If we are unable to secure additional crude oil supplies or renewable feedstocks of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries’ and renewable facilities’ production capacities.

For certain raw materials used by our refineries and other facilities, there are a limited number of suppliers and, in some cases, we source from a single supplier and/or suppliers in economies that have experienced instability or the supplies are specific to the particular geographic region in which a facility is located. Any significant disruption in supply could affect our ability to obtain raw materials, or increase the cost of such raw materials, which could significantly reduce our production levels or have a material adverse effect on our business, financial condition and results of operations. In addition, certain raw materials that we use are subject to various regulatory laws, and a change in the ability to legally use such raw materials may impact our liquidity, financial position and results of operations.

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

Our Artesia RDU and Sinclair RDU are co-located with the Navajo Refinery and Parco Refinery, respectively, and their operations are dependent upon certain shared infrastructure at the co-located facilities. For example, the hydrogen plants at the Navajo Refinery and Parco Refinery support both refinery and renewable diesel operations. As a result, any disruption that negatively impacts, or causes a shut down of, shared infrastructure at the co-located facilities could result in lost production and have a material adverse effect on earnings for both refinery and renewable diesel operations at the co-located facility. In addition, in the event equipment or raw materials at the co-located facilities are constrained, we may not have adequate inputs to support both refinery and renewable diesel operations and have in the past made, and may in the future have to make, commercial decisions that prioritize the continuing operation of one segment over the other in order to maximize earnings of our consolidated business.

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
•market-related increases in a project’s debt or equity financing costs; and/or
•nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

In addition, we expect to execute turnarounds at a number of our refineries in 2025, which involve numerous risks and uncertainties, including delays and incurrence of additional and unforeseen costs. The turnarounds allow us to perform maintenance, upgrades, overhaul and repair of process equipment and materials, during which time all or a portion of the refinery will be under scheduled downtime.

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

We are not engaged in petroleum exploration and production activities and do not produce any of the crude oil feedstocks used at our refineries. Though we license our brand, we do not currently own or operate retail outlets at this time and therefore are dependent upon others for outlets for our refined products. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production and have retail outlets. Competitors that have their own production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

In recent years there have been several refining and marketing consolidations or acquisitions between entities competing in the geographies where we operate. These transactions could increase the future competitive pressures on us.

We compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the impact on pricing and demand for our products and our profitability. There are governmental and consumer pressures to increase the use of alternative fuels in the United States.

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

The U.S. government has issued public warnings that indicate that pipelines and other assets could be specific targets of terrorist organizations. These potential targets may include our pipeline systems or operating systems and might affect our ability to operate or control our pipeline assets or our operations could be disrupted. The occurrence of one of these events could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and or inaccurate information reported from our operations, and, depending on their ultimate magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on unionized labor for the operation of many of our facilities. As of December 31, 2024, approximately 31% of our employees were represented by a labor union or works council under collective bargaining or labor agreements with various expiration dates. In addition, employees who are not currently represented by a labor union or works council may seek representation in the future. We may not be able to renegotiate our collective bargaining or labor agreements when they expire on satisfactory terms or at all. If we are unable to renegotiate our collective bargaining or labor agreements when they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business, impact our ability to pay dividends to our stockholders and make payments on our debt obligations, and increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage or other adverse employee relations event at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

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

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations. The U.S. administration may propose or take action with respect to major changes to trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. In February 2025, the U.S. administration announced tariffs on Canada, Mexico and China, including a 10% tariff on Canadian crude oil. Such changes could result in additional retaliatory action by trade partners of the U.S. Given that we procure crude oil and other products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could impact the cost structure of feedstocks and other materials and supplies at our business units, or limit the availability of such materials, which could harm our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell products to customers outside of the U.S. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

An impairment of our goodwill or asset impairments could reduce our earnings or negatively impact our financial condition and results of operations.

An impairment of our goodwill or asset impairments could reduce our earnings or negatively impact our results of operations and financial condition. We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that our goodwill or assets may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our goodwill and asset impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of goodwill or asset impairments in the future.

As market prices for refined products and market prices for crude oil continue to fluctuate, we will need to continue to evaluate the carrying value of our refinery reporting units. During the year ended December 31, 2024, we recorded asset impairment charges of $17 million, primarily related to certain logistic assets in our Midstream segment and other assets in our Refining segment. A reasonable expectation exists that a deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and/or additional asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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
•sales of common stock by us, our senior officers, our affiliates or REH Company; and/or
•the other factors described in these Risk Factors.

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

Regulation affects almost every part of our business. For instance, we are subject to laws and regulations related to working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters, and competition and antitrust matters. Our facilities, pipelines, and other operations are subject to regulation and oversight by international, federal, state, provincial and local regulatory authorities, including the FERC, Commodities Futures Trading Commission, EPA, PHMSA, OSHA, the SEC and the United States Department of Justice, and similar authorities in Canada and the Netherlands, each of which may impose significant civil and criminal penalties or other enforcement actions to ensure compliance with its requirements. Any such regulatory violations could have a material adverse effect on our financial operating results including earnings, cash flow and liquidity. Further, our financial results may be materially affected by the adoption of new or amended financial accounting standards, and regulatory or outside auditor guidance or interpretations.

New laws, policies, regulations, rulemaking and oversight, unexpected policy changes or interpretations of existing laws or regulations as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. These risks are heightened during periods of regulatory upheaval, such as during U.S. presidential and congressional transitions, and as a result of conflicting or potentially conflicting requirements in different jurisdictions. Furthermore, we could incur additional costs to comply with such statutes, rules, regulations and orders. Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines and withdrawal or denial of permits to operate.

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

Changes in laws or regulations could require major modifications of our operations, including expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, implementation of revised NAAQS for ozone and particulate matter, could result in stricter permitting requirements, a delay in or inability to obtain required permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Also, an EPA rule became effective in January 2018 that requires, among other things, benzene monitoring at refinery fence lines and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. In September 2023, the EPA Office of Inspector General published a report recommending that the EPA increase oversight related to these fence line monitoring requirements. In March 2024, the EPA finalized an amendment to the RMP rules that, among other provisions, requires refineries with HF Alkylation process (including three of our refineries) to perform a “safer technology and alternatives analysis” as part of the process hazard analysis to consider and document the practicality of inherently safer technologies and other risk management measures. The final RMP rule was challenged by industry groups and states. Although the rule is subject to litigation and compliance with the rule is not yet required, the analysis of our HF Alkylation processes under such a rule may lead to capital expenditures in future years or otherwise constrain our operations. Most recently, in October 2024, the EPA finalized updates to its volatile organic liquid storage tank emission standards, which establish more protective standards for various types of vessels, including floating roof storage vessels and storage vessels that utilize closed vent systems and controls. These rules, which are currently challenged in court, as well as subsequent rulemaking under the CAA or similar laws, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations. Updated or new determinations under the Endangered Species Act and comparable international, federal, state, provincial and local laws and regulations could also impact our operations or those of our suppliers. Our operations and those of our suppliers could also be impacted by new or revised federal restrictions or laws pertaining to oil and gas operations on federal lands, which could include pauses on leasing, enhanced environmental reviews, and emissions regulations. Compliance with new international and domestic environmental laws, regulations and interpretations will continue to have an adverse impact on our operations, results of our operations and capital requirements.

Various regulators are considering regulation of the so-called emerging contaminants, including for example, a final rule adopted by the EPA in May 2024 to list PFAS as CERCLA hazardous substances. In 2023, the EPA undertook several other regulatory actions related to PFAS chemicals, including, among others, updates to the EPA’s TRI program to remove an exemption for reporting PFAS, and included PFAS exposure as a new enforcement priority for fiscal years 2024-2027. In addition to the seven individual PFAS that the EPA added to the list of chemicals covered by TRI reporting, in October 2024, the EPA proposed a rule to add an additional 16 individual PFAS and 15 PFAS categories representing over 100 individual PFAS to the TRI. We cannot predict whether that rule will be finalized as proposed or the impact of future regulation of presently unregulated substances, but the prospect of such regulation creates additional uncertainty.

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

Our operations are also subject to various international, federal, state, and local domestic laws and regulations relating to health and safety, such as chemical accident prevention. For example, in December 2024, the Washington Department of Labor and Industries’ new Process Safety Management Rule for petroleum refineries became effective, which applies stringent worker safety requirements to petroleum refineries, including performance of regular reviews to identify hazards, root cause analyses after significant accidents, and regular review of processes that are likely to damage or wear down equipment. We maintain safety, training and maintenance programs as part of our ongoing efforts to comply with applicable laws and regulations but cannot guarantee that these efforts will always be successful. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage health and safety risks associated with our business could also adversely impact our employees, communities, stakeholders, reputation and results of operations.

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

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators. Congress is currently considering potential amendments to the Pipeline Safety Act, as it does approximately every four years. Should amendments be introduced and later become law, this could affect our operations and result in additional compliance, maintenance and other obligations. Additionally, PHMSA adopted new regulations related to Valve Installation and Minimum Rupture Detection Standards, which became effective on October 5, 2022. These regulations expand PHMSA’s regulation of the safety of hazardous liquid pipelines by establishing certain new procedural and notification requirements for managing rupture events and requiring the installation of rupture-mitigation valves on new or certain replaced pipelines. This final rule has and may continue to result in additional capital and operations and maintenance costs in the coming years. Furthermore, where PHMSA has not issued any legal requirements, state agencies, to the extent authorized, could enact regulatory standards for certain pipelines.

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

There are various risks associated with GHGs and climate change that could result in increased operating costs, compliance costs and litigation and reduced demand for the refined products we produce and investment in our industry.

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

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or require control or reduction of emissions of GHGs, including methane, from such sources. Agency regulations related to GHG emissions and climate change are often dependent on the goals of the current presidential administration, so the transition to a new administration may lead to increased uncertainty relating to the regulatory risks associated with climate change.

In 2021, the previous administration issued several executive orders that committed to substantial action on climate change, released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050”, which established a roadmap to net zero emissions in the United States by 2050 and called for, among other things, improving energy efficiency, decarbonizing energy sources, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across governmental agencies and economic sectors. However, the 2050 roadmap and other climate change related executive orders were recently revoked, federal agencies have been directed to stop using the Social Cost of GHG emissions in rulemaking and other activities and the Interagency Working Group on the Social Cost of Greenhouse Gases has been disbanded. The previous administration’s executive orders prioritizing the reduction of GHG emissions have been rescinded and the EPA’s GHG “Endangerment Finding”, which underpins the majority of the EPA’s GHG regulations, is under review. We are unable to predict the impact of these changes. In 2023, the EPA finalized a rule to further reduce GHGs and other emissions primarily from oil production and natural gas production, transmission and storage that could increase the cost of domestic crude oil and natural gas. The EPA finalized rules in 2024 to regulate GHG emissions from power plants that could increase the cost of electricity use by our facilities.

Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates and combustion engine phaseouts. See also “Compliance with, or developments with respect to, renewable and low carbon fuel blending programs, and other regulations, policies, and standards impacting the demand for low carbon fuels could have an adverse effect on our financial condition and results of operations” below for more information on how these programs may impact us. State efforts may increase in response to decreased federal enforcement efforts.

In March 2024, the SEC adopted a final rule that requires public companies to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks, climate-related financial statement metrics, and greenhouse gas emissions. Implementation of the final rule is currently stayed pending litigation. At the state level, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2, and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies “doing business in California” with a total annual revenue of $500 million. Although both laws are subject to litigation, reporting under both laws is expected to begin in 2026. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Additionally, other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in (i) reputational harms among certain stakeholders if they disapprove of our reported GHG emissions data or disagree with our approach to mitigating climate-related risks, (ii) increased compliance costs resulting from the development of any such disclosures, and (iii) increased costs of and restrictions on access to capital to the extent that we do not meet any climate-related expectations or requirements of financial institutions. Additionally, similar climate reporting legislation is being considered in other states, and if any such new laws come into effect, may pose similar risks and costs to our business.

Similar regulations exist at the provincial and federal levels in Canada, including a nation-wide GHG pricing initiative and regulations related to the control of GHGs from vehicles as well as industrial facilities and either cap and trade programs or carbon taxes at both federal and provincial levels. Canada’s 2030 Emissions Reduction Plan (“ERP”) issued pursuant to the Canadian Net-Zero Emissions Accountability Act, includes a projected contribution from the oil and gas sector of emissions reductions to 31% below 2005 levels in 2030 (or to 42% below 2019 levels) with an ultimate goal of achieving net zero emissions by 2050. The Government of Canada has proposed and may continue to propose regulations in furtherance of its ERP goals, such as the regulations proposed in December 2023, to reduce upstream oil and gas methane emissions. At this time, the applicability of the ERP, and any regulations adopted in furtherance of it, to, and impact on, if any, our Canadian operations is not clear.

The Netherlands also participates in European legal initiatives, including GHG cap and trade programs. Furthermore, the Climate Act has come into effect with the goal of reducing GHG emissions by 55% (compared to 1990) by 2030 and to be climate neutral by 2050. The Climate Act also establishes that the government must prepare a Climate Plan. This plan contains, among others, the principles by which the Dutch government intends to achieve the goals set out in the Climate Act. The first Climate Plan of the Dutch government was adopted in 2019 and covers the period from 2021-2030.

At the international level, the United Nations-sponsored “Paris Agreement” requires member nations to limit their GHG emissions through nationally-determined reduction goals reevaluated every five years after 2020. The United States initially joined and then withdrew from such agreement in 2020. The United States rejoined the Paris Agreement in 2021 and issued its corresponding NDC to reduce economy-wide net GHG emissions to 50-52% below 2005 levels by 2030. While the NDC does not identify specific actions necessary to achieve these reductions, it lists several sectors as pathways for reductions, including the power, transportation, building, industrial, and agricultural sectors. The administration has acknowledged that a combination of regulatory actions and legislation will be necessary to achieve the U.S. NDC. European Union (“EU”) member states have agreed to reduce GHG emissions by at least 55% reduction by 2030. They have also agreed to be climate neutral and climate sustainable by 2050 (net zero). Moreover, following the United States’ reentry into Paris Agreement, the United States, the EU and other partner countries have announced further pledges and agreements at several United Nations Climate Change Conference of Parties, including a pledge to reduce global methane emissions by 30% from 2020 to 2030 and a commitment to develop international standards for monitoring and reporting on methane emissions. On June 13, 2024, the EU Regulation on Methane Emissions Reduction was adopted by the EU and became effective on August 4, 2024. This regulation aims to stop the avoidable release of methane into the atmosphere, both in the EU and in global supply chains, and to minimize leaks of methane by fossil energy companies operating in the EU. The regulation applies to the production of crude oil, natural gas and coal. These sectors must now report their methane emissions to a regulator and take measures to minimize methane emissions during their operations. At the 28th Conference of the Parties (COP28), participants agreed to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. Such international pledges and treaties may cause signatory nations to increase regulations, taxes or restrictions, or subsidize competitive industries, which could have a detrimental impact on our industry in general and our business in particular. Recently, the President announced his intention to re-withdraw the U.S. from the Paris Agreement, which could take up to a year, and revoked most of the previous administration’s climate-related executive orders, and may take further action to rescind certain climate-related regulations. We are not able to predict the outcome of these actions or their impact on us at this time.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems and electricity, to acquire emissions allowances or comply with new regulatory or reporting and disclosure requirements or otherwise result in decreased demand for the petroleum products we refine and produce. For example, in November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022 the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and financial incentives for low or zero-carbon forms of energy, products, or processes, which could result in changes in consumer preferences or otherwise increase competition within our industry. In addition, several states have also taken steps to incentivize the production of electric vehicles or otherwise limit the sale of gasoline or diesel-powered vehicles. These and any future legislation or regulatory programs could increase the cost of consuming or otherwise reduce demand for, the refined petroleum products that we produce and transport. Additionally, political, litigation and financial risks may result in curtailed refinery activity, increased liability, or other adverse effects on our business, financial condition and results of operations.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public and private nuisances by producing fuels that contributed to climate change, such as rising sea levels, and therefore are responsible for resulting roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. In 2022, the EPA announced an ongoing enforcement initiative targeting GHG compliance, which was included as one of six national enforcement and compliance initiatives for fiscal years 2024 - 2027. Due to recent changes in priorities, it is not clear if the EPA will continue viewing GHG compliance as an enforcement priority. In the Netherlands, The Hague District Court has ordered Royal Dutch Shell (“RDS”) to reduce the CO2 emissions of the RDS group by net 45% by 2030, compared to 2019 levels, through the RDS group’s corporate policy. On November 12, 2024, the Court of Appeal of The Hague ruled that RDS has indeed a duty of care to reduce its GHG emissions. Despite this duty of care, the court ruled that it could not impose the specific reduction on RDS. However, other environmental organizations may bring similar cases against other parties. In Canada, in March 2023, Greenpeace filed a complaint with the Competition Bureau of Canada alleging that Pathways Alliance, a coalition of six of Canada’s largest oil sand producers, made false and misleading claims that they are actively reducing emissions and helping Canada achieve its climate targets. Although the Competition Bureau has not yet made a determination, the remedies being sought include a fine in the amount of the greater of CAN 10 million or 3% of worldwide gross revenues. In October 2024, the Ontario Court of Appeal ruled in Mathur v. Ontario that the Ontario government by passing legislation that set emissions reduction targets was required to do so in way that did not jeopardize the plaintiffs’ rights to Life, Liberty and Security of the Person or Equality under the Canadian Charter of Rights and Freedoms. The case was remitted back to the trial court for a determination of the constitutionality of the legislation based on this ruling. While we are not party to such suits at this time, we may become subject to or impacted by similar litigation in the future. Such cases could also adversely impact public perception and the demand for fossil fuels and petroleum products, or result in additional regulatory requirements, which could subsequently result in decreased demand for our services and refined products and a drop in our stock price.

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

Furthermore, our stock price could be adversely impacted if existing stockholders, including institutional investors, elect in the future to shift some or all of their investments into renewable energy or non-energy related sectors. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. For example, the Glasgow Financial Alliance for Net Zero announced commitments from over 500 firms around the world, resulting in over $100 trillion in capital committed to net zero goals. More recently, in October 2023, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. Moreover, institutional lenders have been lobbied intensively, and often publicly, by environmental activists, advocates of international climate change treaties and agreements, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel energy companies. Accordingly, limitation of investments in and financings for fossil fuel energy companies or subsidies or other governmental support for competitive technologies or industries could result in the direct or indirect restriction, delay or cancellation of drilling programs or development or production activities, could result in a reduction of available capital funding for potential development projects and could also adversely affect demand for our services and refined petroleum products, all of which could adversely impact our future financial results.

Increasing attention to ESG matters may adversely impact our business, financial results, stock price or price of debt securities.

In recent years the investment community has become more attentive to ESG and sustainability related practices and has been lobbied intensively, and often publicly, by environmental activists concerned about climate change to limit or curtail activities with fossil fuel energy companies. Certain investors, funds, financial institutions and other capital markets participants may screen companies such as ours for ESG performance based on various factors like ESG ratings or proxy advisor recommendations, before investing in our common stock or debt securities, or lending to us or have imposed restrictions upon or otherwise limited lending to, investing in, or providing insurance coverage for, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If we are unable to meet the ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may become a target for ESG-focused activism, we may face increased costs of or limitations on access to capital or insurance necessary to sustain or grow our business, the price of our common stock or debt securities may be adversely impacted, demand for our services and refined petroleum products may be adversely impacted, and our reputation may be adversely affected, all of which could adversely impact our future financial results. Furthermore, there has recently been backlash from certain governments and investors against ESG funds and investment practices, which has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds as well as social media and public relations campaigns. If we are unable to meet the often conflicting ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG- or anti-ESG-focused activism, our cost of capital may increase, and our reputation may also be negatively affected.

In recent years, members of the investment community have also increased their focus on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, and net-zero ambitions in the energy industry in particular, as well as diversity, equity, and inclusion initiatives, political activities, and governance standards among companies more generally. Furthermore, certain public statements with respect to ESG matters, such as emissions reduction goals or progress, other environmental targets or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. As a result, we may face increasing pressure or negative publicity regarding our ESG practices and disclosures and demands for ESG-focused engagement from investors, stakeholders, and other interested parties. This could result in higher costs, disruption and diversion of management attention, an increased strain on our resources, and the implementation of certain ESG practices or disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders.

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

Certain undertakings that are incorporated in the EU (including EU-incorporated subsidiaries of non-EU incorporated parent entities) will be subject to ESG reporting requirements under the EU’s CSRD, which requires in-scope companies to report extensive audited sustainability information, including disclosing risks and opportunities arising from environmental and social matters, and the impact of their business on people and the environment. Certain of our subsidiaries are expected to have to begin reporting from 2026 onward for financial years beginning on January 1, 2025. Ultimate parent companies that are not incorporated in the EU, such as HF Sinclair, may be required to report under CSRD from 2029 onward for financial years beginning on or after January 1, 2028. CSRD and similar laws and regulations, such as the CCDAA and the CFRA in California, could result in increased compliance costs and affect the results of our operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under these laws may be perceived or interpreted by our customers and stakeholders.

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

Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS regulations. Since the EPA first began mandating biofuels in excess of the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS regulations on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS mandates, our financial condition and results of operations could be adversely affected.

In the past, we have received small refinery exemptions under the RFS program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, in 2022, the EPA denied all pending small refinery exemption petitions on the belief that small refineries are able to pass through compliance costs to customers. This decision was challenged and, in August 2024, nearly all of the waiver denials were vacated by the U.S. Court of Appeals for the D.C. Circuit. Several exemption petitions from 2023 and 2024 are currently pending before the EPA. There is uncertainty related to the EPA’s approach to evaluating exemption petitions and whether the EPA is likely to grant such exemptions is unknown.

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

In addition to state LCFS (e.g., California LCFS, Oregon CFP and Washington CFS), and certain carbon cap and trade programs (e.g., Washington CAA and Oregon CPP, which, we note, is in current legal limbo due to a December 2023 court decision striking down the ODEQ’s 2021 CPP rules and the ODEQ’s adoption of revised CPP rules in November 2024, which may be subject to legal challenge, we do business in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. The LCFS, carbon cap and trade programs and similar U.S. state and international low carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance, which could require significant expenditures, and presents an increased risk of administrative error. Our Refining segment could be materially and adversely affected if (i) we are unable to comply with these programs in the states where we sell our petroleum products or we incur a significant cost to comply or (ii) we are unable to continue to sell our products in markets where we currently sell our products. While these regulations, policies and standards may materially and adversely impact our Refining segment, they do create opportunity for our Renewables segment. As a result, our Renewables segment could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom are reduced (such as the blender’s tax credit and other incentives), (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our Renewables segment investments and could have a material adverse impact on the returns achieved from those investments.

Increases in required fuel economy and regulation of GHG emissions from motor vehicles may reduce demand for petroleum-based transportation fuels.

The EPA and the National Highway Traffic Safety Administration (“NHTSA”) are required to promulgate requirements regarding the Corporate Average Fuel Economy (“CAFE”) of the nation’s passenger fleet. The EPA and NHTSA previously adopted such standards, which were most recently revised in 2024 to impose more stringent requirements for emissions reductions, although the newly revised standards are currently subject to litigation in the U.S. Circuit Court for the Sixth Circuit. The final rule was challenged by 26 states, various agricultural associations, oil and gas and automotive industry groups and was also challenged by a variety of parties seeking even stricter GHG and CAFE standards to increase fuel economy. Furthermore, California adopted Advanced Clean Cars I and Advanced Clean Cars II (“ACC II”) in 2012 and 2022, respectively, which are intended to scale down the use of internal combustion engines and instead require an increased number of zero emission vehicles. ACC II mandates that, by 2035, all new passenger cars, trucks and SUVs sold in California will be zero emission vehicles. In October 2023, California announced a new effort to consider amendments to ACC II, including more stringent GHG emissions standards. Although states besides California are not permitted to develop their own emissions standards, Section 177 of the Clean Air Act authorizes other states to choose to adopt California’s standards in lieu of federal requirements. Several states, including, for example, New Mexico and Colorado, have adopted or are seeking to adopt the California standards, in whole or in part, and promote zero emission vehicles and mandate the transition away from internal combustion engines. Any further increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, as well as electric vehicle mandates or internal combustion engine bans, could result in decreasing demand for petroleum-based transportation fuels. Decreasing demand for petroleum-based transportation fuels could have a material adverse effect on our financial condition and results of operation.

State regulation of petroleum product markets and reporting requirements could adversely impact our business, costs of operation, and financial results.

In recent years, high gasoline prices have raised questions about the operation of petroleum product markets and company profits. As a result, we may become subject to state regulation of petroleum product markets and reporting requirements relating to the petroleum industry. For example, California recently enacted legislation (SB 1322 and SBx 1-2), which greatly expanded reporting requirements for the petroleum industry and authorized the California Energy Commission to establish a maximum gross gasoline refining margin, impose financial penalties for profits exceeding the established maximum margin, and regulate refinery turnaround and maintenance activities that may affect fuel supply and pricing. Although we are not subject to these California statutes, other states could adopt similar regulations or reporting requirements. For example, the Washington legislature introduced HB 2232, which although it was not ultimately adopted, proposed to establish extensive petroleum industry reporting requirements (including the reporting of supply, pricing and profit information) and create a new division within the Washington Utilities and Transportation Commission charged with providing independent oversight and analysis of petroleum fuel markets. If HB 2232 or similar legislation is enacted, it could result in increased compliance costs and affect the results of our operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under this law may be perceived or interpreted by our customers and stakeholders.

Physical or transitional risks of climate change could have an adverse effect on our financial condition and results of operations.

Scientists have noted that changes occurring in the environment may produce changes to the climate, which have significant effects on the weather. These events, including, but not limited to, drought, winter storms, wildfire, tornados, extreme temperatures, extreme precipitation or flooding, may be more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations as well as the operations of our suppliers and customers. Additionally, changing meteorological conditions, particularly temperature, may result in changes to demand for our products. Our suppliers or customers may also be subject to similar risks, any of which may adversely impact our business, financial condition, or operations.

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

RISKS RELATED TO CYBERSECURITY, DATA SECURITY AND PRIVACY, INFORMATION TECHNOLOGY AND INTELLECTUAL PROPERTY

Our information technology systems, operational systems, security systems, infrastructure, communications networks, software integrated in our manufacturing and administrative processes, and customer data processed by us, third-party vendors or suppliers are subject to risks presented by cyber events, including incidents or breaches of security, any of which could prevent us or third parties we rely on from effectively operating our business, and could harm our reputation or materially adversely affect our company’s assets, growth efforts, operations, facilities, business reputation or financial condition.

Our business is dependent upon increasingly complex information technology systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure collection, processing, maintenance, storage, and transmission of information is critical to our operations. We are at risk for interruptions, outages and breaches of operational systems, owned by us or our third-party vendors or suppliers; or third-party data that we process or our third-party partners process on our behalf. Such cyber incidents could materially disrupt or shut down operational systems; result in loss of, unauthorized access to, or copying or transfer of intellectual property assets, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; and jeopardize the security of our facilities. We and vendors on our behalf monitor our information technology systems on a 24/7 basis in an effort to detect cyberattacks, security breaches or unauthorized access. Preventative and detective measures we utilize include independent cybersecurity audits and penetration tests. We implemented these efforts along with other risk mitigation procedures designed to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing cybersecurity threat landscape and improve our cybersecurity posture, but there is no guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. We also have limited ability to force third parties, including our partners, suppliers and service providers (including providers of cloud-hosting services for our data or applications), to implement strong cybersecurity controls and are exposed to potential harm from cybersecurity events that may affect their operations. Any implementation, maintenance, segregation and improvement of our systems may require significant management time, support and cost and may not be effective or adequate. These efforts may come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs and diversion of resources may adversely affect operating margins.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception that are generally beyond our control despite our implementation of protective measures. Emerging artificial intelligence (“AI”) technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, using phishing to trick employees into making payments or granting access to internal systems, obscure malicious activities, and increase the difficulty of detecting threats. Our service providers and vendors are also increasingly using and offering platforms powered by AI. While we advise our employees and contractors to refrain from providing confidential or sensitive information to any AI models or AI-powered platforms and limit our vendors’ processing of any confidential or sensitive information in an AI model, we cannot predict how an AI model will process our data or if it will inadvertently provide our data to a third party in its outputs. Any input of our confidential or sensitive data into an AI model for development or use purposes could result in inadvertent disclosure of this data at any time to an unknown third party, which could subject us to litigation or regulatory actions or cause us to breach our contractual obligations. Strategic targets, such as energy-related assets, may be at greater risk of future attacks from hackers, nation-sponsored groups or other nefarious actors than other targets in the United States, especially during times of war with nations with a history of funding cyberattacks. While there have been immaterial incidents of unauthorized access to our information technology systems, we have not experienced any material impact on our business or operations from these attacks; however, there is no assurance that other such incidents have not already occurred and we are unaware of it, and that we will not suffer such a loss in the future. In addition, information technology system failures, communications network disruptions, and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets or delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable. These information technology system failures, communications network disruptions, and security breaches could also cause us to breach our contractual arrangements with other parties, subject us to regulatory actions or litigation and harm our brand and business relationships as well as our financial condition.

Furthermore, we collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, contractors, investors and other stakeholders. Additionally, new laws and regulations governing cybersecurity, data privacy and unauthorized disclosure of confidential information, including international comprehensive data privacy regulations and recent U.S. state legislation in Iowa and Utah, among others, pose increasingly complex compliance challenges and could potentially elevate our costs over time. Our efforts to improve security and protect data may result in increased distraction to management and capital and operating costs to modify, upgrade or enhance our security measures that are designed to protect against such cyberattacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. Moreover, as technologies evolve and cyberattacks become increasingly sophisticated, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until after such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Even with insurance coverage for cyberattacks, data breaches or unauthorized access of our or a third-party partner’s information technology systems, a claim could be denied or coverage delayed. Moreover, it is increasingly difficult to buy sufficient cyber insurance coverages as the insurance market has been limiting both liability under cyber policies and the issuance of said policies, generally. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or a loss of confidence in our products and services, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

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

The constantly evolving global regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection obligations could increase the costs and complexity of compliance and enforcement risks. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Our data protection obligations may also change as the regulatory environment governing use and development of AI technologies changes. We, and our third-party service providers, collect some personal information from consumers, including credit card data, and we have personal information from our employees, job applicants and some business partners, such as customers, contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection obligations could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with current laws such as the General Data Protection Regulation and other similar current and upcoming data privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs or subject us to legal and reputational risks, including significant fines, civil or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, class action privacy litigation in certain jurisdictions and negative publicity.

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

We develop and use intellectual property in the ordinary course of our business, including trademarks, trade secrets, copyrighted work and innovations, some of which are material to our business. We take measures designed to identify and protect our intellectual property through practices appropriate for securing and protecting exclusive rights in and to our intellectual property, including applying for registrations in the United States and in various foreign jurisdictions. Despite our efforts to protect such intellectual property, unauthorized third parties from time to time have, and may continue to, illegally obtain, copy, use or disclose our trademarks (or other marks likely to cause confusion among our consumers), technologies, products and processes or seek court declarations that they do not infringe, misappropriate, dilute, or otherwise violate our intellectual property. In addition, the laws and/or judicial systems and enforcement mechanisms of foreign jurisdictions in which we create, market and sell our products may afford little or no effective protection of our intellectual property. We may also be subject to infringement, misappropriation, dilution, or other violation complaints from others challenging our use of a valid technology or intellectual property right. We cannot guarantee that our efforts to enforce our intellectual property rights against unauthorized use and appropriation, or our efforts to defend against third party claims of infringement would be successful. These potential risks to our intellectual property and any failure to adequately maintain, enforce and protect our intellectual property could subject us to increased competition and potentially result in the loss of our competitive advantage, key technology and resources, and customer trust, and negatively impact our brand. These risks could also lead to a decrease in our revenue which would negatively impact our business, prospects, liquidity, financial position and results of operations.

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

An unfavorable credit profile, or a significant increase in the price of crude oil, could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require credit enhancement. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms or credit enhancement requirements on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This in turn could cause us to be unable to operate our refineries at desired capacity and could adversely affect our profitability and cash flow.

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

As further described in Item 1A. “Risk Factors – Risks Related to Cybersecurity, Data Security, and Privacy, Information Technology and Intellectual Property,” the Department of Homeland Security’s (“DHS”) Transportation Safety Administration has issued a series of security directives that require us to take a number of actions, including among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency and provide vulnerability assessments. We have adopted a cybersecurity program, which uses technology and processes designed to help mitigate cybersecurity risks, with our information technology (“IT”) and operational technology (“OT”) teams working together to protect, identify, detect, mitigate and respond to potential cybersecurity incidents that threaten our Company. Our cybersecurity program includes a process for overseeing and identifying cybersecurity risks associated with our third-party service providers.

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

Board of Directors’ Oversight of Risks from Cybersecurity Risks

Cybersecurity risks are overseen by our full Board of Directors with input from the Audit Committee, which reviews the results of internal audit assessments and tests related to cybersecurity. As part of this oversight, the Board of Directors and the Audit Committee meet regularly to discuss the progress of ongoing initiatives and to seek coordination between enterprise stakeholders. At these meetings, our Chief Information Officer (“CIO”), who oversees the Company’s cybersecurity program, along with the Chief Information Security Officer (“CISO”) and key subject matter experts, as necessary, review current and emerging cybersecurity-related threats as well as key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance in countering these threats. Based on the information provided through these various processes, our Board of Directors evaluates the risks facing us and provides guidance to management on our risk management strategy.

Management’s Role in Assessing and Managing Cybersecurity Risks

The CIO, in collaboration with our CISO, and other key leaders across HF Sinclair operations, are primarily responsible for assessing and managing our material risks from cybersecurity threats, monitoring the effectiveness of our cybersecurity detection and response processes in countering current threats and providing updates to our executive team.

The CIO has over 25 years of Information Technology experience, 20 of those years leading large programs within the Oil & Gas industry, including mergers and acquisitions, cybersecurity, digital transformation. The CISO also brings over 30 years of Information Technology experience, with almost 20 years of Oil & Gas experience which includes IT & OT Cybersecurity and technology infrastructure.

The CIO serves as Chair of the Company’s management level Cyber Risk Committee, which provides oversight over the Company’s strategy and controls to identify, manage and mitigate risks related to cybersecurity and incident response and resiliency associated with the Company’s IT and OT environments, and is comprised of representatives from compliance, IT and OT cybersecurity, internal audit, legal and risk. The Chair of the Cyber Risk Committee reports to the Company’s management level Risk Management Oversight Committee on a regular basis and both the Chair of the Cyber Risk Committee and the CISO report to the Board of Directors on a regular basis.

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

As of the date of this Annual Report on Form 10-K, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect our Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. “Risk Factors – Risks Related to Cybersecurity, Data Security, and Privacy, Information Technology and Intellectual Property” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

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

The environmental proceedings are reported to comply with SEC regulations which require us to disclose proceedings arising under provisions regulating the discharge of materials into the environment or protecting the environment when a governmental authority is party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe could exceed $1 million or more.

Environmental Matters

Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and the NMED, and a new consent decree was lodged with the U.S. District Court for the District of New Mexico (the “2025 Consent Decree”) to resolve alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of the 2002 consent decree at the Artesia refinery. The 2025 Consent Decree is subject to a 30-day public comment period and will not become effective until it is approved by the U.S. District Court.

Under the 2025 Consent Decree, HFS Navajo must pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; and (2) $7 million to the United States and $7 million to the State of New Mexico by January 31, 2026. Separately, under the 2002 consent decree, HFS Navajo must pay stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, by March 22, 2025. On January 29, 2025, HFS Navajo submitted these stipulated penalty payments to the United States and the State of New Mexico under the 2002 consent decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Annual Report on Form 10-K and the remainder of which must be completed by various deadlines, ending in 2031.

Puget Sound
HF Sinclair Puget Sound Refining LLC (“HFS Puget Sound”) has been engaged in discussions with, and has responded to document requests from, the Northwest Clean Air Agency (“NWCAA”), the EPA and the DOJ (collectively, the “PSR Matter Government Agencies”) regarding HFS Puget Sound’s compliance with the CAA, Emergency Planning and Community Right-to-Know Act (“EPCRA”) and related regulations, and similar Washington laws and regulations, at its Puget Sound Refinery. HFS Puget Sound acquired the Puget Sound Refinery from Equilon Enterprises LLC dba Shell Oil Products US (“SOPUS”) on November 1, 2021. The discussions with the PSR Matter Government Agencies have included the following topics: (a) an information request issued in March 2022 by the EPA, pursuant to CAA Section 114, covering periods of ownership of the Puget Sound Refinery by both HFS Puget Sound and SOPUS; (b) a Notice of Violation issued by the EPA to SOPUS and HFS Puget Sound on September 29, 2023, alleging violations of the CAA, EPCRA and the Pollution Prevention Act; and (c) the PSR Matter Government Agencies’ proposed injunctive relief terms presented to SOPUS and HFS Puget Sound on June 28 and July 15, 2024, covering various process units at Puget Sound Refinery to address the alleged noncompliance. On October 31, 2024, HFS Puget Sound presented its counteroffer to the PSR Matter Government Agencies’ proposed injunctive relief terms. HFS Puget Sound believes that it is entitled to indemnification for certain of the matters described above.

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

Various subsidiaries of HollyFrontier pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, before the U.S. Court of Appeals for the DC Circuit (the “DC Circuit”), sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022 before the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the DC Circuit against the EPA challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, various subsidiaries of HollyFrontier intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision.

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

Item 4.Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the trading symbol “DINO.”

On May 7, 2024, our Board of Directors approved a $1.0 billion share repurchase program, which replaced all existing share repurchase programs (the “May 2024 Share Repurchase Program”). This share repurchase program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company, LLC (formerly known as The Sinclair Companies) (and together with its affiliate REH Advisors Inc., “REH”) are also authorized under this share repurchase program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH Company, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. This share repurchase program may be discontinued at any time by our Board of Directors. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs.

During the fourth quarter of 2024, we made no common stock purchases under the May 2024 Share Repurchase Program. As of December 31, 2024, $799 million remained available for share repurchases under the May 2024 Share Repurchase Program.

As of February 14, 2025, we had approximately 1,529 registered holders of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

The declaration and payment of dividends remains at the full discretion of the Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

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

We use certain non-GAAP financial measures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a detailed description of each of the non-GAAP measures used in this MD&A, please refer to the discussion under Reconciliations to Amounts Reported Under GAAP. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,600 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Market Developments
For the year ended December 31, 2024, Net income attributable to HF Sinclair stockholders was $177 million compared to $1,590 million and $2,923 million for the years ended December 31, 2023, and 2022, respectively. Adjusted refinery gross margin per produced barrel sold in our Refining segment for 2024 decreased 50% over the year ended December 31, 2023.

In the Refining segment, we saw lower refining margins in the Mid-Continent and West regions in 2024, principally as a result of high global supply of transportation fuels across the industry that continued to weigh on product margins. Additionally, our results were impacted by the planned turnarounds at our Puget Sound, Parco and El Dorado refineries that were completed during 2024. For the first quarter of 2025, we expect to run between 580,000-620,000 barrels per day of crude oil, which reflects the planned turnaround at our Tulsa refinery.

In the Renewables segment, we saw increased sales volumes and feedstock optimization despite ongoing weakness in RINs and Low Carbon Fuel Standard (“LCFS”) prices in 2024. Our 2024 results were also impacted by the drawdown of higher priced inventory resulting in a $20 million increase to cost of sales. For the first quarter of 2025, we expect continued weakness in RINs and LCFS prices along with uncertainty around the Blender’s Tax Credit and implementation of the Producer’s Tax Credit legislation to impact renewable diesel margins.

In the Marketing segment, we saw strong value in the Sinclair branded sites during 2024 as the marketing business continued to provide a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually.

In the Lubricants & Specialties segment, we saw strong performance (excluding first-in, first out (“FIFO”) impacts), driven by increased sales volumes, sales mix optimization and base oil integration across our portfolio during 2024.

In the Midstream segment, our results continued to benefit from increased volumes and higher tariffs and lower selling, general and administrative expenses in 2024.

We continue to adjust our operational plans to evolving market conditions. If implemented, the recently announced tariffs by the US Government on Canada, Mexico and China could impact the cost structure of feedstocks and other materials and supplies at our business units. The tariffs will also likely affect the costs of our products to our customers and our results of operations in the future. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

In August 2023, our Board of Directors authorized a $1.0 billion share repurchase program, and we continued to repurchase shares in the first and second quarter of 2024 under this program. On May 7, 2024, our Board of Directors authorized a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”). The timing and amount of share repurchases under the May 2024 Share Repurchase Program, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant conditions. We repurchased 11,944,177 shares for $664 million for the year ended December 31, 2024, under open market and privately negotiated purchases. On February 20, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share. The dividend is payable on March 20, 2025 to holders of record of common stock on March 6, 2025.

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

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in HEP (an “HEP common unit”), other than the HEP common units already owned by HF Sinclair and its subsidiaries, was converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. The Merger Agreement consideration totaled $268 million in cash and resulted in the issuance of 21,072,326 shares of HF Sinclair common stock from treasury stock.

For a description of our existing indebtedness, as well as the changes thereto associated with the HEP Merger Transaction, see Note 14 “Debt” in the Notes to Consolidated Financial Statements.

Sinclair Acquisition
On March 14, 2022, HollyFrontier Corporation (“HollyFrontier”) and HEP announced the establishment of HF Sinclair as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions (the “Sinclair Transactions”) of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company).

HF Sinclair acquired REH Company’s refining, branded marketing, renewables, and midstream businesses. The branded marketing business supplies high-quality fuels to Sinclair branded stations and licenses the use of the Sinclair brand to additional locations throughout the United States. The renewables business includes the operation of a renewable diesel unit located in Sinclair, Wyoming. The refining business includes two Rocky Mountains-based refineries located in Casper, Wyoming and Sinclair, Wyoming. Under the terms of the Contribution Agreement as amended on March 14, 2022, HEP acquired STC, REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair refineries and third parties, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired STC’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (at the time of closing, 25.06% and currently, a 26.08% non-operated interest); Pioneer Investments Corp. (49.995% non-operated interest); and UNEV Pipeline, LLC (“UNEV”) (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP).

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our Cost of materials and other, with RINs costs totaling $446 million for the year ended December 31, 2024.

Under the RFS regulations, the EPA is required to set annual volume targets of renewable fuels that obligated parties, such as us, must blend into petroleum-based transportation fuels consumed in the United States. These volume requirements are used to determine an obligated party’s renewable volume obligation (“RVO”). The EPA released a final rule on June 3, 2022 that, among other things, reduced the volume targets for 2020 and established targets for 2021 and 2022. In 2020, we recognized the cost of the RVO using the 2020 volume targets set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates. As a result of the final rule released by the EPA on June 3, 2022 as noted above, we recognized a benefit of $72 million in the year ended December 31, 2022 related to the modification of the 2020 and 2021 volume targets. In June 2023, the EPA established the targets for 2023 through 2025, which increase RVOs in each of the concurrent years.

A more detailed discussion of our financial and operating results for the years ended December 31, 2024 to 2023 and December 31, 2023 to 2022 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Years Ended December 31,
	2024	2023	2022

	(In millions, except share and per share data)
Sales and other revenues	$28,580	$31,964	$38,205

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	24,582	25,784	30,680
Lower of cost or market inventory valuation adjustments	(43)	271	52
Operating expenses	2,484	2,438	2,335
	27,023	28,493	33,067
Selling, general and administrative expenses (1)	447	497	427
Depreciation and amortization	832	771	657
Asset impairments	17	—	—
Total operating costs and expenses	28,319	29,761	34,151
Income from operations	261	2,203	4,054

Other income (expense):
Earnings of equity method investments	32	17	—
Interest income	75	94	30
Interest expense	(165)	(191)	(176)
Other income, net	15	30	28
	(43)	(50)	(118)
Income before income taxes	218	2,153	3,936
Income tax expense:
Current	83	249	842
Deferred	(49)	193	53
	34	442	895
Net income	184	1,711	3,041
Less: net income attributable to noncontrolling interest	7	121	118
Net income attributable to HF Sinclair stockholders	$177	$1,590	$2,923

Earnings per share attributable to HF Sinclair stockholders:
Basic	$0.91	$8.29	$14.28
Diluted	$0.91	$8.29	$14.28
Average number of common shares outstanding (in thousands):
Basic	192,073	190,035	202,566
Diluted	192,073	190,035	202,566
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

Other Financial Data

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Net cash provided by operating activities	$1,110	$2,297	$3,777
Net cash used for investing activities	$(468)	$(371)	$(774)
Net cash used for financing activities	$(1,182)	$(2,244)	$(1,561)
Capital expenditures	$470	$385	$524
EBITDA (1)	$1,133	$2,900	$4,621
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as Net income attributable to HF Sinclair stockholders plus (i) Income tax expense (benefit), (ii) Interest expense, net of Interest income and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included on our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” within Item 7 of Part II of this Annual Report on Form 10-K.

Supplemental Segment Operating Data
Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. See Note 20 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa Refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper Refineries. In addition, the refinery operations of the Parco and Casper Refineries are included for the period March 14, 2022 (date of acquisition) through December 31, 2024. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relates to inventory held at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.

	Years Ended December 31,
	2024	2023	2022

Mid-Continent Region
Crude charge (BPD) (1)	251,650	237,510	283,160
Refinery throughput (BPD) (2)	267,200	256,810	299,380
Sales of produced refined products (BPD) (3)	267,130	248,330	280,800
Refinery utilization (4)	96.8%	91.4%	108.9%

Average per produced barrel sold (5)
Gross margin (6)	$(0.27)	$6.65	$13.92
Operating expenses (7)	6.65	6.92	6.10

Adjusted refinery gross margin (8)	$8.21	$17.31	$21.82
Less: adjusted refinery operating expenses (9)	6.65	6.92	6.10
Adjusted refinery gross margin, less adjusted refinery operating expenses	$1.56	$10.39	$15.72

Operating expenses per throughput barrel (10)	$6.65	$6.69	$5.72
Adjusted refinery operating expenses per throughput barrel (9) (11)	$6.65	$6.69	$5.72

	Years Ended December 31,
	2024	2023	2022

Mid-Continent Region
Feedstocks:
Sweet crude oil	54%	56%	58%
Sour crude oil	23%	20%	20%
Heavy sour crude oil	17%	16%	16%
Other feedstocks and blends	6%	8%	6%
Total	100%	100%	100%

Sales of refined products:
Gasolines	52%	51%	51%
Diesel fuels	31%	30%	33%
Jet fuels	6%	6%	6%
Fuel oil	1%	1%	1%
Asphalt	4%	4%	3%
Base oils	4%	4%	4%
LPG and other	2%	4%	2%
Total	100%	100%	100%

West Region
Crude charge (BPD) (1)	350,430	330,030	323,820
Refinery throughput (BPD) (2)	376,050	360,200	347,590
Sales of produced refined products (BPD) (3)	370,040	353,950	347,540
Refinery utilization (4)	83.8%	79.0%	81.4%

Average per produced barrel sold (5)
Gross margin (6)	$0.61	$11.34	$19.52
Operating expenses (7)	9.32	9.69	8.96

Adjusted refinery gross margin (8)	$12.04	$23.69	$30.16
Less: adjusted refinery operating expenses (9)	9.06	9.69	8.96
Adjusted refinery gross margin, less adjusted refinery operating expenses	$2.98	$14.00	$21.20

Operating expenses per throughput barrel (10)	$9.17	$9.53	$8.96
Adjusted refinery operating expenses per throughput barrel (9) (11)	$8.92	$9.53	$8.96

Feedstocks:
Sweet crude oil	34%	30%	28%
Sour crude oil	43%	45%	50%
Heavy sour crude oil	10%	11%	10%
Wax crude oil	6%	6%	5%
Other feedstocks and blends	7%	8%	7%
Total	100%	100%	100%

Sales of refined products:
Gasolines	52%	54%	53%
Diesel fuels	32%	31%	32%
Jet fuels	6%	6%	5%
Fuel oil	2%	2%	3%
Asphalt	2%	2%	3%
LPG and other	6%	5%	4%
Total	100%	100%	100%

	Years Ended December 31,
	2024	2023	2022

Consolidated
Crude charge (BPD) (1)	602,080	567,540	606,980
Refinery throughput (BPD) (2)	643,250	617,010	646,970
Sales of produced refined products (BPD) (3)	637,170	602,280	628,340
Refinery utilization (4)	88.8%	83.7%	92.3%

Average per produced barrel sold (5)
Gross margin (6)	$0.24	$9.41	$17.02
Operating expenses (7)	8.20	8.55	7.68

Adjusted refinery gross margin (8)	$10.43	$21.06	$26.43
Less: adjusted refinery operating expenses (9)	8.05	8.55	7.68
Adjusted refinery gross margin, less adjusted refinery operating expenses	$2.38	$12.51	$18.75

Operating expenses per throughput barrel (10)	$8.12	$8.35	$7.46
Adjusted refinery operating expenses per throughput barrel (9) (11)	$7.98	$8.35	$7.46

Feedstocks:
Sweet crude oil	42%	42%	42%
Sour crude oil	35%	34%	36%
Heavy sour crude oil	13%	13%	13%
Wax crude oil	4%	3%	3%
Other feedstocks and blends	6%	8%	6%
Total	100%	100%	100%

Sales of refined products:
Gasolines	53%	53%	52%
Diesel fuels	31%	30%	32%
Jet fuels	6%	6%	6%
Fuel oil	1%	1%	2%
Asphalt	3%	3%	3%
Base oils	2%	2%	2%
LPG and other	4%	5%	3%
Total	100%	100%	100%
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
(5)Represents the average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.
(6)Gross margin represents total Refining segment Sales and other revenues less Cost of materials and other, Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced refined products.
(7)Represents total Refining segment Operating expenses, exclusive of Depreciation and amortization, divided by sales volumes of produced refined products.
(8)Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” in Item 7 of Part II of this Annual Report on Form 10-K.
(9)Adjusted refinery operating expenses is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” in Item 7 of Part II of this Annual Report on Form 10-K.
(10)Represents total Refining segment operating expenses, exclusive of Depreciation and amortization, divided by Refinery throughput.
(11)Represents total Refining segment adjusted refinery operating expenses, exclusive of Depreciation and amortization, divided by Refinery throughput.

Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced renewables products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.

	Years Ended December 31,
	2024	2023	2022

Renewables
Sales of produced renewables products (in thousand gallons)	255,639	215,510	136,204
Average per produced gallon sold: (1)
Gross margin (2)	$(0.33)	$(0.59)	$(1.29)

Adjusted renewables gross margin (3)	$0.33	$0.50	$0.30
Less: operating expenses (4)	0.39	0.51	0.82
Adjusted renewables gross margin, less operating expenses	$(0.06)	$(0.01)	$(0.52)
(1)Represents the average amount per produced gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.
(2)Gross margin represents total Renewables segment Sales and other revenues less Cost of materials and other, Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced renewables products.
(3)Adjusted renewables gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.
(4)Represents total Renewables segment Operating expenses, exclusive of Depreciation and amortization, divided by sales volumes of produced renewables products.

Marketing Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our marketing operations and includes our Sinclair branded fuel business. Adjusted marketing gross margin per gallon sold is total Marketing segment gross margin plus Depreciation and amortization, divided by sales volumes of marketing products. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.

	Years Ended December 31,
	2024	2023	2022

Marketing
Number of branded sites at period end (1)	1,627	1,540	1,513
Sales of refined products (in thousand gallons)	1,376,291	1,441,607	1,118,444
Average per gallon sold: (2)
Gross margin (3)	$0.06	$0.05	$0.04
Adjusted marketing gross margin (4)	$0.08	$0.07	$0.06
(1)Includes certain non-Sinclair branded sites.
(2)Represents the average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.
(3)Gross margin represents total Marketing segment Sales and other revenues less Cost of materials and other and Depreciation and amortization, divided by sales volumes of marketing products.
(4)Adjusted marketing gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations.

	Years Ended December 31,
	2024	2023	2022

Lubricants & Specialties
Sales of produced refined products (BPD)	32,100	30,210	32,530

Sales of produced refined products:
Finished products	48%	50%	51%
Base oils	26%	27%	28%
Other	26%	23%	21%
Total	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations.

	Years Ended December 31,
	2024	2023	2022

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	166,722	152,462	143,303
Affiliates—intermediate pipelines	146,643	110,720	129,295
Affiliates—crude pipelines	453,606	437,586	456,797
	766,971	700,768	729,395
Third parties—refined product pipelines	39,721	38,834	38,000
Third parties—crude pipelines	204,202	197,659	144,478
	1,010,894	937,261	911,873
Terminals and loading racks: (1)
Affiliates	988,566	930,264	798,100
Third parties	37,728	42,567	46,997
	1,026,294	972,831	845,097
Total for pipelines and terminals assets (BPD)	2,037,188	1,910,092	1,756,970
(1) Certain volumetric non-financial information has been recast to conform to current year presentation.

Results of Operations - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Summary
Net income attributable to HF Sinclair stockholders for the year ended December 31, 2024 was $177 million ($0.91 per basic and diluted share), a $1,413 million decrease compared to net income of $1,590 million ($8.29 per basic and diluted share) for the year ended December 31, 2023. The decrease in Net income attributable to HF Sinclair stockholders was principally driven by lower adjusted refinery gross margins, partially offset by higher refined product sales volumes. Lower of cost or market inventory valuation adjustments increased pre-tax earnings by $43 million for the year ended December 31, 2024 and decreased pre-tax earnings by $271 million for the year ended December 31, 2023. Adjusted refinery gross margins for the year ended December 31, 2024 decreased to $10.43 per produced barrel sold from $21.06 for the year ended December 31, 2023.

Sales and Other Revenues
Sales and other revenues decreased 11% from $31,964 million for the year ended December 31, 2023 to $28,580 million for the year ended December 31, 2024, principally due to decreased refined product sales prices and lower excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024, partially offset by higher refined product sales volumes. Sales and other revenues included $644 million, $3,428 million, $2,700 million, and $107 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the year ended December 31, 2024. Sales and other revenues included $781 million, $4,146 million, $2,762 million, and $118 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the year ended December 31, 2023.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 5% from $25,784 million for the year ended December 31, 2023 to $24,582 million for the year ended December 31, 2024, principally due to lower purchased refined product and excess crude oil sales volumes as a result of fewer planned maintenance activities in 2024, partially offset by higher refined product sales volumes. Within our Lubricants & Specialties segment, FIFO impact was a charge of $45 million and $13 million for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, we recognized a lower of cost or market inventory valuation adjustment benefit of $43 million compared to a charge of $271 million for the year ended December 31, 2023, respectively.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per barrel sold decreased 50% from $21.06 for the year ended December 31, 2023 compared to $10.43 for the year ended December 31, 2024. The decrease was due to lower average per barrel sold sales prices, partially offset by lower crude oil and feedstock prices. Adjusted refinery gross margin per barrel does not include the non-cash effects of Lower of cost or market inventory valuation adjustments or Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.

Operating Expenses
Operating expenses increased 2% from $2,438 million for the year ended December 31, 2023 to $2,484 million for the year ended December 31, 2024, primarily due to a regulatory charge related to the 2025 Consent Decree, higher people costs and other miscellaneous costs, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 10% from $497 million for the year ended December 31, 2023 to $447 million for the year ended December 31, 2024, primarily due to a decrease in acquisition integration and regulatory costs, lower incentive compensation and other professional costs. We incurred $2 million and $39 million in acquisition integration and regulatory costs during the years ended December 31, 2024 and December 31, 2023, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 8% from $771 million for the year ended December 31, 2023 to $832 million for the year ended December 31, 2024. This increase was principally due to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Asset Impairments
For the year ended December 31, 2024, we recorded impairments totaling $17 million, which related to assets in our Midstream, Refining, and Lubricants & Specialties segments.

Earnings of Equity Method Investments
For the year ended December 31, 2024, we recorded net earnings of $32 million compared to net earnings of $17 million for the year ended December 31, 2023. This increase is primarily due to improved performance in our Pioneer Pipeline and Osage Pipeline investments.

Interest Income
Interest income was $75 million for the year ended December 31, 2024 compared to $94 million for the year ended December 31, 2023. The decrease in interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $165 million for the year ended December 31, 2024 compared to $191 million for the year ended December 31, 2023. This decrease was primarily due to a reduction in total debt outstanding as compared to the prior period.

Other income, net
Other income, net was $15 million for the year ended December 31, 2024 compared to $30 million for the year ended December 31, 2023. This decrease was primarily due to a $15 million gain from the settlement of a preservation of property claim related to winter storm Uri that was recognized during the year ended December 31, 2023.

Income Taxes
For the year ended December 31, 2024, we recorded income tax expense of $34 million compared to $442 million for the year ended December 31, 2023. This decrease was principally due to lower pre-tax income during the year ended December 31, 2024 compared to the year ended December 31, 2023. Our effective tax rates were 15.6% and 20.5% for the years ended December 31, 2024 and 2023, respectively. The difference between the effective tax rate and the statutory rate for the year ended December 31, 2024 is principally due to the relationship between pre-tax earnings and benefits attributable to nontaxable permanent differences, offset by an increase in state income taxes and unrecognized tax benefits. The difference between the U.S. federal statutory rate and the effective tax rate for the twelve months ended December 31, 2023 is primarily due to the relationship between pre-tax results and benefits attributable to non-taxable permanent differences and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes.

Results of Operations - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Summary
Net income attributable to HF Sinclair stockholders for the year ended December 31, 2023 was $1,590 million ($8.29 per basic and diluted share), a $1,333 million decrease compared to net income of $2,923 million ($14.28 per basic and diluted share) for the year ended December 31, 2022. The decrease in Net income attributable to HF Sinclair stockholders was principally driven by lower adjusted refinery gross margins and lower refined product sales volumes. Lower of cost or market inventory valuation adjustments decreased pre-tax earnings by $271 million and $52 million for the years ended December 31, 2023 and 2022, respectively. Adjusted refinery gross margins for the year ended December 31, 2023 decreased to $21.06 per produced barrel sold from $26.43 for the year ended December 31, 2022.

Sales and Other Revenues
Sales and other revenues decreased 16% from $38,205 million for the year ended December 31, 2022 to $31,964 million for the year ended December 31, 2023, principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $781 million, $4,146 million, $2,762 million and $118 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the year ended December 31, 2023. Sales and other revenues included $654 million, $3,912 million, $3,150 million and $109 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the year ended December 31, 2022.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 15% from $30,680 million for the year ended December 31, 2022 to $25,784 million for the year ended December 31, 2023, principally due to lower crude oil costs and lower refined product sales volumes. Within our Lubricants & Specialties segment, FIFO impact was a charge of $13 million for the year ended December 31, 2023 and a benefit of $78 million for the year ended December 31, 2022.

During the years ended December 31, 2023 and 2022, we recognized a Lower of cost or market inventory valuation adjustments charge of $271 million and $52 million, respectively.

Adjusted Refinery Gross Margins
Adjusted refinery gross refinery margin per barrel sold decreased 20% from $26.43 for the year ended December 31, 2022 to $21.06 for the year ended December 31, 2023. The decrease was due to lower average per barrel sold sales prices, partially offset by lower crude oil and feedstock prices. Adjusted refinery gross margin per barrel does not include the non-cash effects of Lower of cost or market inventory valuation adjustments or Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 7 of Part II of this Annual Report on Form 10-K.

Operating Expenses
Operating expenses increased 4% from $2,335 million for the year ended December 31, 2022 to $2,438 million for the year ended December 31, 2023, primarily due to increased maintenance activities and our acquisition of the Acquired Sinclair Businesses, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 16% from $427 million for the year ended December 31, 2022 to $497 million for the year ended December 31, 2023, primarily due to higher costs related to information technology, other professional services and employee costs as compared to the prior period and our acquisition of the Acquired Sinclair Businesses, partially offset by a decrease in acquisition integration and regulatory costs. We incurred $39 million and $53 million in acquisition integration and regulatory costs during the years ended December 31, 2023 and 2022, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 17% from $657 million for the year ended December 31, 2022 to $771 million for the year ended December 31, 2023. This increase was principally due to depreciation and amortization attributable to capitalized turnaround costs, capitalized improvement projects and the Acquired Sinclair Businesses.

Earnings (Loss) of Equity Method Investments
For the year ended December 31, 2023, we recorded net earnings of $17 million of equity method investments as compared to a net loss of $0.3 million for the year ended December 31, 2022. Net loss during the year ended December 31, 2022 was primarily due to HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, for the Osage Pipeline. In July 2022, the Osage Pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline resumed operations during the third quarter of 2022.

Interest Income
Interest income was $94 million for the year ended December 31, 2023 compared to $30 million for the year ended December 31, 2022. The increase in interest income was primarily due to the increase in the average cash balance and higher interest rates on cash investments.

Interest Expense
Interest expense was $191 million for the year ended December 31, 2023 compared to $176 million for the year ended December 31, 2022. This increase was primarily due to the April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior notes maturing in April 2027 and higher market interest rates on HEP’s revolving credit facility during the year ended December 31, 2023.

Other income, net
Other income, net was $30 million for the year ended December 31, 2023 compared to $28 million for the year ended December 31, 2022. For the year ended December 31, 2023, we recorded a $15 million gain from the settlement of a preservation of property claim and during the year ended December 31, 2022, we recorded a gain of $15 million from a settlement of our business interruption claim, both related to winter storm Uri that occurred in the first quarter of 2021.

Income Taxes
For the year ended December 31, 2023, we recorded an income tax expense of $442 million compared to $895 million for the year ended December 31, 2022. This decrease was principally due to lower pre-tax income during the year ended December 31, 2023 compared to the year ended December 31, 2022. Our effective tax rates were 20.5% and 22.7% for the years ended December 31, 2023 and 2022, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the twelve months ended December 31, 2023, is primarily due to the relationship between pre-tax results, benefits attributable to non-taxable permanent differences and the earnings attributable to the noncontrolling interest that is not included in income for tax purposes. The difference between the U.S. federal statutory rate and the effective tax rate for the twelve months ended December 31, 2022 is primarily due to the relationship between pre-tax results and benefits attributable to non-taxable permanent differences, earnings attributable to the noncontrolling interest that is not included in income for tax purposes, and the decrease in the state tax rate applied to our deferred tax assets and liabilities as a result of the Sinclair Transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. Consistent with that strategy, we aim to self-fund development projects and make strategic investments focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.

Credit Agreements
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling a nominal amount under the HF Sinclair Credit Agreement.

Additionally, our wholly owned subsidiary, HEP, has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement” and, together with the HF Sinclair Credit Agreement, the “Credit Agreements”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At December 31, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $350 million and no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the Credit Agreements bears interest, at our option, for borrowings in U.S. dollars at either (a) a base rate equal to the sum of (1) the highest of (i) the prime rate (as publicly announced from time to time by the applicable administrative agent), (ii) the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement and as defined as the “Federal Funds Rate” in the HEP Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for a one-month interest period plus 1%, plus (2) an applicable margin for base rate loans ranging from 0.25% to 1.125%, or (b) the sum of (1) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for the applicable interest period, plus (2) an applicable margin for term SOFR loans ranging from 1.25% to 2.125%. The HF Sinclair Credit Agreement allows for borrowings in Sterling and Euros with similar interest rates. In each case and each Credit Agreement, the applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 6.17% as of December 31, 2024.

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

2025 Senior Notes Offering, Tender Offer and Redemption
On January 23, 2025, HF Sinclair issued an aggregate principal amount of $1.4 billion of senior notes consisting of $650 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “HF Sinclair 5.750% Senior Notes”) and $750 million aggregate principal amount of 6.250% Senior Notes due 2035 (the “HF Sinclair 6.250% Senior Notes,” together with the “HF Sinclair 5.750% Senior Notes”, the “New HFS Notes”) for net proceeds of approximately $1.38 billion, after deducting the underwriters’ discount and commissions and estimated offering expenses. The New HFS Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

We used the net proceeds from the notes offering to repay $350 million in outstanding borrowings under the HEP Credit Agreement, to fund the concurrent Tender Offer (as defined below) and to fund the redemption of HollyFrontier’s 5.875% Senior Notes due 2026.

On January 28, 2025, we completed a cash tender offer for $646 million in aggregate principal amount (the “Tender Offer”) as follows:

Maturity Date	Issuer	Aggregate Principal Amount Accepted	Purchase Price	Accrued Interest Paid at Closing

April 2027	HF Sinclair	$150	$153	$3
April 2026	HF Sinclair	$448	$452	$9
April 2026	HollyFrontier	$48	$49	$1
Total		$646	$654	$13

On February 18, 2025, we redeemed the remaining aggregate principal amount of HollyFrontier’s 5.875% Senior Notes due 2026 at a redemption cost of $156 million. The redemptions were funded with the net proceeds of the offering of New HFS Notes. We recognized an early extinguishment loss as a result of the Tender Offer and February 16, 2025 redemptions.

Additionally, we announced our intent to redeem $195 million aggregate principal amount of HF Sinclair 5.875% Senior Notes due 2026 which is expected to close on February 21, 2025. The final redemption cost will be determined at closing and will be funded with the net proceeds of the offering of New HFS Notes.

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

HF Sinclair may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At December 31, 2024, there were no letters of credit outstanding under such facilities.

See Note 14 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

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

Our liquidity was approximately $3.3 billion at December 31, 2024, consisting of Cash and cash equivalents of $800 million, an undrawn $1.65 billion credit facility under the HF Sinclair Credit Agreement and $850 million remaining availability under the HEP Credit Agreement.

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

On August 15, 2023, our Board of Directors approved a $1.0 billion share repurchase program (the “August 2023 Share Repurchase Program”), which replaced all existing share repurchase programs, including the $5 million remaining authorization under our preexisting share repurchase program dating from September 2022. The August 2023 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH were also authorized under the August 2023 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations.

On May 7, 2024, our Board of Directors approved the May 2024 Share Repurchase Program, which replaced all existing share repurchase programs, including the approximately $214 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

During the year ended December 31, 2024, we made open market and privately negotiated purchases of 11,944,177 shares for $664 million under our share repurchase programs, of which 7,864,761 shares were repurchased for $456 million pursuant to privately negotiated repurchases from REH. As of December 31, 2024, we had remaining authorization to repurchase up to $799 million under the May 2024 Share Repurchase Program.

Cash Flows – Operating Activities

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net cash flows provided by operating activities were $1,110 million for the year ended December 31, 2024 compared to $2,297 million for the year ended December 31, 2023, a decrease of $1,187 million primarily driven by lower income from operations during the year ended December 31, 2024. Changes in working capital increased operating cash flows by $554 million and decreased operating cash flows by $120 million for the years ended December 31, 2024 and 2023, respectively. Additionally, for the year ended December 31, 2024, turnaround expenditures were $413 million compared to $556 million for the year ended December 31, 2023.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For the year ended December 31, 2024, our Net cash flows used for investing activities were $468 million. Cash expenditures for Properties, plants and equipment for the year ended December 31, 2024 were $470 million.

For the year ended December 31, 2023, our Net cash flows used for investing activities were $371 million. Cash expenditures for Properties, plants and equipment for the year ended December 31, 2023 were $385 million.

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

Expected capital and turnaround cash spending for 2025 is as follows:

HF Sinclair Capital Expenditures	Expected Cash Spending

(In millions)
Sustaining capital investments:
Refining	$240
Renewables	5
Marketing	30
Lubricants & Specialties	40
Midstream	30
Corporate	20
Turnarounds and catalyst	410
Total sustaining	$775
Growth capital investments	100
Total capital	$875

Cash Flows – Financing Activities

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For the year ended December 31, 2024, our Net cash flows used for financing activities were $1,182 million. During the year ended December 31, 2024, we repurchased $672 million of our Common Stock, paid $386 million in Dividends, and had net repayments of $106 million under the HEP Credit Agreement.

For the year ended December 31, 2023, our Net cash flows used for financing activities were $2,244 million. During the year ended December 31, 2023, we repurchased $999 million of our Common Stock, paid $341 million in Dividends, paid $308 million upon the maturity of the HF Sinclair 2.625% Senior Notes and HollyFrontier 2.625% Senior Notes, paid $268 million as cash consideration in connection with the HEP Merger Transaction and had net repayments of $213 million under the HEP Credit Agreement.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2024 in total and by period due beginning in 2025.

		Payments Due by Period
Contractual Obligations and Commitments	Total	2025	2026 & 2027	2028 & 2029	Thereafter

	(In millions)
Long-term debt - principal (1)	$2,650	$350	$1,400	$500	$400
Long-term debt - interest (1)	325	140	133	38	14
Financing arrangements (2)	31	31	—	—	—
Supply agreements (3)	371	349	16	5	1
Transportation and storage agreements (4)	1,997	250	424	429	894
Operating and finance leases (5)	600	106	155	92	247
Other long-term obligations	282	121	150	6	5
Total	$6,256	$1,347	$2,278	$1,070	$1,561
(1)See Note 14 “Debt” in the Notes to Consolidated Financial Statements for a description of our outstanding debt.
(2)We have financing arrangements related to the sale and subsequent lease-back of certain of our precious metals.
(3)We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2025 and 2031 using current market rates.
(4)Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2025 and 2038.
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

Goodwill and Long-lived Assets
As of December 31, 2024, our Goodwill balance was $3.0 billion, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants & Specialties and Midstream segments. Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

We performed our annual goodwill impairment testing quantitatively as of July 1, 2024 and determined there was no impairment of goodwill attributable to our reporting units. The estimated fair values of our reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions and other market data of other like-kind assets. The fair values of the reporting units over their respective carrying values exceeded 10%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual goodwill testing.

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

We continually monitor and evaluate various factors for potential indicators of goodwill and asset impairments. A reasonable expectation exists that sustained deterioration in our operating results or overall economic conditions could lead to goodwill and/or asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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

As of December 31, 2024, we have the following notional contract volumes related to all outstanding derivative contracts used to mitigate commodity price and foreign currency risk (all maturing in 2025):

Contract Description	Total Outstanding Notional	Unit of Measure

NYMEX futures (WTI) - short	570,000	Barrels
Forward gasoline and diesel contracts - long	450,000	Barrels
Foreign currency forward contracts	383,222,096	U.S. dollar
Forward commodity contracts (platinum) (1)	34,628	Troy ounces
(1)Represents an embedded derivative within our catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 14 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations in commodity prices for our open commodity derivative contracts at December 31, 2024 and 2023:

	December 31,
Derivative Fair Value Gain (Loss)	2024	2023

	(In millions)
10% increase in underlying commodity prices	$(4)	$(5)
10% decrease in underlying commodity prices	$4	$5

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates as discussed below.

For the fixed rate HollyFrontier Corporation, HF Sinclair and HEP Senior Notes (each as defined in Note 14 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2024 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HollyFrontier Corporation, HF Sinclair and HEP Senior Notes	$2,300	$2,284	$29

For the variable rate HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2024, outstanding borrowings under the HEP Credit Agreement were $350 million. A hypothetical 10% change in interest rates applicable to the HEP Credit Agreement would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as Net income attributable to HF Sinclair stockholders plus (i) Income tax expense (benefit), (ii) Interest expense, net of Interest income and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included on our consolidated financial statements. EBITDA should not be considered as an alternative to Net income or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure our operating performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Net income attributable to HF Sinclair stockholders	$177	$1,590	$2,923
Add: interest expense	165	191	176
Less: interest income	(75)	(94)	(30)
Add: income tax expense	34	442	895
Add: depreciation and amortization	832	771	657
EBITDA	$1,133	$2,900	$4,621

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted refinery gross margin is a non-GAAP performance measure that is used by our management and others to compare our refining performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our refining performance on a relative and absolute basis, including against publicly available crack spread data. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to inventory held at the end of the period. Adjusted refinery gross margin is a non-GAAP performance measure and should not be considered in isolation or as a substitute for Refining segment gross margin. The GAAP measure most directly comparable to adjusted refinery gross margin is Refining segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Refining segment gross margin to adjusted refinery gross margin to adjusted refinery gross margin per produced barrel sold and adjusted refinery gross margin, less operating expenses per produced barrel sold

	Years Ended December 31,
	2024	2023	2022

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$25,340	$28,673	$34,413
Cost of sales (1)	24,787	26,142	30,112
Depreciation and amortization	495	461	397
Gross margin	58	2,070	3,904
Add: lower of cost or market inventory valuation adjustments	(32)	221	—
Add: operating expenses	1,912	1,879	1,761
Add: depreciation and amortization	495	461	397
Adjusted refinery gross margin	$2,433	$4,631	$6,062

Operating expenses	$1,912	$1,879	$1,761
Less: regulatory charge (2)	35	—	—
Adjusted refinery operating expenses	$1,877	$1,879	$1,761

Sales of produced refined products (BPD) (3)	637,170	602,280	628,340

Average per produced barrel sold:
Gross margin	$0.24	$9.41	$17.02
Add: lower of cost or market inventory valuation adjustments	(0.14)	1.00	—
Add: operating expenses	8.20	8.55	7.68
Add: depreciation and amortization	2.13	2.10	1.73
Adjusted refinery gross margin	$10.43	$21.06	$26.43
Operating expenses	8.20	8.55	7.68
Less: regulatory charge (2)	0.15	—	—
Adjusted refinery operating expenses	8.05	8.55	7.68
Adjusted refinery gross margin, less adjusted refinery operating expenses	$2.38	$12.51	$18.75
(1) Exclusive of Depreciation and amortization.
(2) Regulatory charges represent a one-time penalty of $35 million related to the 2025 Consent Decree. Refer to Note 19 for further information.
(3) Represents barrels sold of refined products produced at our refineries (including Asphalt and intersegment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

Reconciliation of renewables operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted renewables gross margin is a non-GAAP performance measure that is used by our management and others to compare our renewables performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our renewables performance on a relative and absolute basis. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced renewables products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Adjusted renewables gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Renewables segment gross margin. The GAAP measure most directly comparable to adjusted renewables gross margin is Renewables segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Renewables segment gross margin to adjusted renewables gross margin to adjusted renewables gross margin per produced gallon sold and adjusted renewables gross margin, less operating expenses per produced gallon sold

	Years Ended December 31,
	2024	2023	2022

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$991	$1,189	$1,015
Costs of sales (1)	999	1,240	1,138
Depreciation and amortization	78	77	53
Gross margin	(86)	(128)	(176)
Add: lower of cost or market inventory valuation adjustments	(11)	50	52
Add: operating expenses	100	109	112
Add: depreciation and amortization	78	77	53
Adjusted renewables gross margin	$81	$108	$41

Sales of produced renewables products (in thousand gallons)	255,639	215,510	136,204

Average per produced gallon sold:
Gross margin	$(0.33)	$(0.59)	$(1.29)
Add: lower of cost or market inventory valuation adjustments	(0.04)	0.22	0.38
Add: operating expenses	0.39	0.51	0.82
Add: depreciation and amortization	0.31	0.36	0.39
Adjusted renewables gross margin	$0.33	$0.50	$0.30
Less: operating expenses	0.39	0.51	0.82
Adjusted renewables gross margin, less operating expenses	$(0.06)	$(0.01)	$(0.52)
(1) Exclusive of Depreciation and amortization.

Reconciliation of marketing operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted marketing gross margin is a non-GAAP performance measure that is used by our management and others to compare our marketing performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our marketing performance on a relative and absolute basis. Adjusted marketing gross margin per gallon sold is total Marketing segment gross margin plus Depreciation and amortization, divided by sales volumes of marketing products. Adjusted marketing gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Marketing segment gross margin. The GAAP measure most directly comparable to adjusted marketing gross margin is Marketing segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Years Ended December 31,
	2024	2023	2022

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$3,428	$4,146	$3,912
Costs of sales (1)	3,319	4,051	3,846
Depreciation and amortization	27	24	18
Gross margin	$82	$71	$48
Add: depreciation and amortization	27	24	18
Adjusted marketing gross margin	$109	$95	$66

Sales of refined products (in thousand gallons)	1,376,291	1,441,607	1,118,444

Average per gallon sold:
Gross margin	$0.06	$0.05	$0.04
Add: depreciation and amortization	0.02	0.02	0.02
Adjusted marketing gross margin	$0.08	$0.07	$0.06
(1) Exclusive of Depreciation and amortization.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.Financial Statements and Supplementary Data

HF SINCLAIR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HF Sinclair Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HF Sinclair Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Goodwill
Description of the Matter
At December 31, 2024, the Company’s goodwill was $2,977 million, including goodwill assigned to the Refining, Renewables, Marketing, Lubricants & Specialties, and Midstream segments of $1,977 million, $159 million, $164 million, $245 million, and $432 million, respectively. As described in Note 1 and Note 11 of the consolidated financial statements, goodwill is tested for impairment at least annually on July 1 at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired.

Auditing management’s goodwill impairment testing was complex and highly judgmental for the Company’s El Dorado Refinery reporting unit due to the significant estimation required to determine the fair value of this reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue, gross margin, EBITDA, and discount rate, which are affected by expectations about future market or economic conditions. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over management’s review of the significant inputs and assumptions used in determining the reporting unit fair value.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1977.
Dallas, Texas
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HF Sinclair Corporation
Opinion on Internal Control over Financial Reporting

We have audited HF Sinclair Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HF Sinclair Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2025

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$800	$1,354
Accounts receivable, net: Product and transportation	1,074	1,528
Crude oil resales	177	197
	1,251	1,725
Inventories: Crude oil and refined products (Note 9)	2,495	2,646
Materials, supplies and other	303	276
	2,798	2,922
Income taxes receivable (Note 16)	70	56
Prepayments and other	95	89
Total current assets	5,014	6,146

Properties, plants and equipment, at cost (Note 10)	10,931	10,534
Less: accumulated depreciation	(4,373)	(3,907)
	6,558	6,627
Operating lease right-of-use assets (Note 2)	355	348

Other assets: Turnaround costs	777	645
Goodwill (Note 11)	2,977	2,978
Intangibles and other (Note 11)	962	972
	4,716	4,595
Total assets	$16,643	$17,716

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,236	$2,206
Income taxes payable (Note 16)	3	9
Operating lease liabilities (Note 2)	77	107
Current debt (Note 14)	350	—
Accrued liabilities (Note 12)	377	453
Total current liabilities	3,043	2,775

Long-term debt (Note 14)	2,288	2,739
Noncurrent operating lease liabilities (Note 2)	301	249
Deferred income taxes (Note 16)	1,224	1,297
Other long-term liabilities (Note 12)	441	419
Total liabilities	7,297	7,479

Commitments and contingencies (Note 19)

Equity:
HF Sinclair stockholders’ equity (Note 17):
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of December 31, 2024 and December 31, 2023	2	2
Additional capital	5,998	5,994
Retained earnings	5,170	5,379
Accumulated other comprehensive loss (Note 18)	(47)	(12)
Common stock held in treasury, at cost - 34,826,009 and 23,235,599 shares as of December 31, 2024 and December 31, 2023, respectively	(1,845)	(1,194)
Total HF Sinclair stockholders’ equity	9,278	10,169
Noncontrolling interest	68	68
Total equity	9,346	10,237
Total liabilities and equity	$16,643	$17,716

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	Years Ended December 31,
	2024	2023	2022

Sales and other revenues (Note 4)	$28,580	$31,964	$38,205

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	24,582	25,784	30,680
Lower of cost or market inventory valuation adjustments (Note 9)	(43)	271	52
Operating expenses	2,484	2,438	2,335
	27,023	28,493	33,067
Selling, general and administrative expenses (1)	447	497	427
Depreciation and amortization	832	771	657
Asset impairments	17	—	—
Total operating costs and expenses	28,319	29,761	34,151
Income from operations	261	2,203	4,054

Other income (expense):
Earnings of equity method investments	32	17	—
Interest income	75	94	30
Interest expense	(165)	(191)	(176)
Other income, net (Note 5)	15	30	28
	(43)	(50)	(118)
Income before income taxes	218	2,153	3,936

Income tax expense (benefit) (Note 16):
Current	83	249	842
Deferred	(49)	193	53
	34	442	895
Net income	184	1,711	3,041
Less: net income attributable to noncontrolling interest	7	121	118
Net income attributable to HF Sinclair stockholders	$177	$1,590	$2,923

Earnings per share attributable to HF Sinclair stockholders:
Basic	$0.91	$8.29	$14.28
Diluted	$0.91	$8.29	$14.28
Average number of common shares outstanding (in thousands):
Basic	192,073	190,035	202,566
Diluted	192,073	190,035	202,566
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2024	2023	2022

Net income	$184	$1,711	$3,041
Other comprehensive income (loss):
Foreign currency translation adjustments	(42)	13	(32)
Hedging instruments:
Change in fair value of cash flow hedging instruments	(5)	(3)	(5)
Loss reclassified to net income on settlement of cash flow hedging instruments	5	3	5
Net unrealized gain on hedging instruments	—	—	—
Pension and other post-retirement benefit obligations:
Actuarial (gain) loss on pension plans	—	2	(4)
Pension plans (gain) loss reclassified to net income	(1)	1	—
Actuarial loss on post-retirement healthcare plans	—	1	8
Post-retirement healthcare plans gain reclassified to net income	(2)	(4)	(3)
Net change in pension and other post-retirement benefit obligations	(3)	—	1
Other comprehensive income (loss) before income taxes	(45)	13	(31)
Income tax expense (benefit)	(10)	3	(6)
Other comprehensive income (loss)	(35)	10	(25)
Total comprehensive income	149	1,721	3,016
Less: noncontrolling interest in comprehensive income	7	121	118
Comprehensive income attributable to HF Sinclair stockholders	$142	$1,600	$2,898

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net income	$184	$1,711	$3,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	832	771	657
Asset impairments	17	—	—
Lower of cost or market inventory valuation adjustments	(43)	271	52
Earnings of equity method investments, net of distributions	1	8	20
Gain on early extinguishment of debt	—	—	(1)
Gain on sale of assets	(2)	(7)	(2)
Deferred income tax expense (benefit)	(49)	193	53
Equity-based compensation expense	23	41	31
Change in fair value – derivative instruments	(34)	17	10
(Increase) decrease in current assets:
Accounts receivable	463	(17)	(4)
Inventories	138	30	(224)
Income taxes receivable	(14)	(3)	43
Prepayments and other	11	8	(41)
Increase (decrease) in current liabilities:
Accounts payable	25	(109)	194
Income taxes payable	(6)	1	(17)
Accrued liabilities	(63)	(30)	78
Turnaround expenditures	(413)	(556)	(145)
Other, net	40	(32)	32
Net cash provided by operating activities	1,110	2,297	3,777

Cash flows from investing activities:
Additions to properties, plants and equipment	(470)	(385)	(524)
Acquisitions, net of cash acquired	—	—	(251)
Proceeds from sale of assets	4	17	3
HEP investment in Osage Pipe Line Company, LLC	(8)	(7)	(13)
Distributions in excess of equity in earnings of equity investments	6	4	11
Net cash used for investing activities	(468)	(371)	(774)

Cash flows from financing activities:
Borrowings under credit agreements	—	60	510
Repayments under credit agreements	(106)	(273)	(682)
Proceeds from issuance of senior notes	—	—	400
Redemption of senior notes	—	(308)	(41)
Purchase of treasury stock	(672)	(999)	(1,372)
Dividends	(386)	(341)	(256)
Distributions to noncontrolling interest	(7)	(102)	(96)
Payments on finance leases	(11)	(12)	(12)
HEP Merger Transaction consideration	—	(268)	—
Deferred financing costs	—	(1)	(9)
Other, net	—	—	(3)
Net cash used for financing activities	(1,182)	(2,244)	(1,561)

Effect of exchange rate on cash flow	(14)	7	(11)
Cash and cash equivalents:
Net change for the period	(554)	(311)	1,431
Cash and cash equivalents at beginning of period	1,354	1,665	234
Cash and cash equivalents at end of period	$800	$1,354	$1,665

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(164)	$(203)	$(160)
Income taxes, net	$(110)	$(251)	$(816)
Decrease in accrued and unpaid capital expenditures	$(1)	$(6)	$(32)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share and per share data)

	HF Sinclair Stockholders’ Equity
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2021	256,046	$2	$4,220	$4,414	$3	93,045	$(2,951)	$607	$6,295
Net income	—	—	—	2,923	—	—	—	118	3,041
Dividends ($1.20 declared per common share)	—	—	—	(256)	—	—	—	—	(256)
Other comprehensive loss, net of tax	—	—	—	—	(25)	—	—	—	(25)
Issuance of common shares for HFC Transactions	60,230	1	2,148	—	—	—	—	—	2,149
Issuance of common shares under incentive compensation plans	—	—	(43)	—	—	(849)	43	—	—
Equity-based compensation	—	—	29	—	—	—	—	2	31
Purchase of treasury stock	—	—	—	—	—	27,001	(1,378)	—	(1,378)
Retirement of treasury stock	(93,045)	(1)	—	(2,951)	—	(93,045)	2,951	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(96)	(96)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(2)	(2)
Equity attributable to HEP common unit issuance, net of tax	—	—	95	—	—	—	—	223	318
Acquisition of remaining UNEV interests	—	—	20	—	—	—	—	(78)	(58)
Balance at December 31, 2022	223,231	$2	$6,469	$4,130	$(22)	26,152	$(1,335)	$774	$10,018

Net income	—	—	—	1,590	—	—	—	121	1,711
Dividends ($1.80 declared per common share)	—	—	—	(341)	—	—	—	—	(341)
Other comprehensive income, net of tax	—	—	—	—	10	—	—	—	10
HEP Merger Transaction	—	—	(466)	—	—	(21,072)	1,085	(725)	(106)
Issuance of common shares under incentive compensation plans	—	—	(49)	—	—	(957)	49	—	—
Equity-based compensation	—	—	40	—	—	—	—	1	41
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	19,113	(993)	—	(993)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(102)	(102)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	223,231	$2	$5,994	$5,379	$(12)	23,236	$(1,194)	$68	$10,237

Net income	—	—	—	177	—	—	—	7	184
Dividends ($2.00 declared per common share)	—	—	—	(386)	—	—	—	—	(386)
Other comprehensive loss, net of tax	—	—	—	—	(35)	—	—	—	(35)
Issuance of common shares under incentive compensation plans	—	—	(28)	—	—	(536)	28	—	—
Equity-based compensation	—	—	23	—	—	—	—	—	23
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	12,126	(679)	—	(679)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	9	—	—	—	—	—	9
Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
(1) In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Description of Business and Summary of Significant Accounting Policies

Description of Business: References herein to HF Sinclair Corporation (“HF Sinclair” or the “Company”) include HF Sinclair and its consolidated subsidiaries. In these financial statements, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the HEP Merger Transaction (as defined below) refers to HEP and its consolidated subsidiaries.

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,600 branded stations and license the use of the Sinclair brand at more than 300 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

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

Under the terms of the Merger Agreement, each outstanding common unit representing a limited partner interest in HEP (an “HEP common unit”), other than the HEP common units already owned by HF Sinclair and its subsidiaries, was converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. The Merger Agreement consideration totaled $268 million in cash and resulted in the issuance of 21,072,326 shares of HF Sinclair common stock from treasury stock.

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

For a description of our existing indebtedness, as well as associated changes in connection with the HEP Merger Transaction, see Note 14.

In connection with the HEP Merger Transaction, for the year ended December 31, 2023, we incurred $24 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as Selling, general and administrative expenses in our consolidated statements of income.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On March 14, 2022, HollyFrontier Corporation (“HollyFrontier”) and HEP announced the establishment of HF Sinclair as the new parent holding company of HollyFrontier and HEP and their subsidiaries, and the completion of their respective acquisitions (the “Sinclair Transactions”) of Sinclair Oil Corporation (now known as Sinclair Oil LLC, “Sinclair Oil”) and Sinclair Transportation Company LLC (“STC”) from The Sinclair Companies (now known as REH Company and referred to herein as “REH Company”).

HF Sinclair issued 60,230,036 shares of HF Sinclair common stock, par value $0.01 per share, to REH Company, at a value of approximately $2,149 million (the “HFC Transaction”). Additionally, REH Company made a $78 million cash payment to HF Sinclair, inclusive of final working capital adjustments, which reduced the aggregate transaction value to approximately $2,072 million. Additionally, on March 14, 2022, and immediately prior to the consummation of the HFC Transactions, HEP completed its acquisition of STC, REH Company’s integrated crude and refined products midstream business, and issued 21,000,000 HEP common units and paid cash consideration of $329 million, inclusive of final working capital adjustments, to REH Company in exchange for all the outstanding equity interests of STC (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”).

Basis of Accounting and Use of Estimates: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

For the year ended December 31, 2024, we have changed our presentation from thousands to millions, as applicable, and as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

Principles of Consolidation: Our consolidated financial statements include our accounts and the accounts of partnerships and joint ventures that we control through an ownership interest greater than 50% or if we are the primary beneficiary of a variable interest entity. All significant intercompany transactions and balances have been eliminated.

Risks and Uncertainties: The prices of crude oil, feedstocks and refined products materially affect our operating results, and are dependent upon many factors that are beyond our control. If implemented, the recently announced tariffs by the US Government on Canada, Mexico and China could impact the cost structure of feedstocks and other materials and supplies at our business units. The tariffs will also likely affect the costs of our products to our customers and our results of operations in the future.

Variable Interest Entities: A variable interest entity (“VIE”) is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity’s financial performance, the obligation to absorb the entity’s expected losses or rights to expected residual returns. See Note 3 for additional information.

Cash Equivalents: We consider all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value and are primarily invested in liquid highly-rated instruments issued by government or municipal entities with strong credit standings.

Balance Sheet Offsetting: We purchase and sell inventories of crude oil with certain same-parties that are net settled in accordance with contractual net settlement provisions. Our policy is to present such balances on a net basis since it presents our accounts receivables and payables consistent with our contractual settlement provisions.

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers that are primarily from sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances, collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $4 million at December 31, 2024 and $3 million at December 31, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts receivable attributable to crude oil resales generally represent the sale of excess crude oil to other purchasers and/or users in cases when our crude oil supplies are in excess of our immediate needs as well as certain reciprocal buy/sell exchanges of crude oil. At times we enter into such buy/sell exchanges to facilitate the delivery of quantities to certain locations. In many cases, we enter into net settlement agreements relating to the buy/sell arrangements, which may mitigate credit risk.

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

Leasee Accounting: At inception, we determine if an arrangement is or contains a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our payment obligation under the leasing arrangement. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate that we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

Operating leases are recorded in Operating lease right-of-use assets and current and noncurrent Operating lease liabilities on our consolidated balance sheets. Finance leases are included in Properties, plants and equipment, at cost and Accrued liabilities and Other long-term liabilities on our consolidated balance sheets.

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

Lessor Accounting: Customer contracts that contain leases are generally classified as either operating leases, direct finance leases or sales-type leases. We consider inputs such as the lease term, fair value of the underlying asset and residual value of the underlying assets when assessing the classification. As a lessor, we do not separate the non-lease (service) component in contracts in which the lease component is the dominant component. We treat these combined components as an operating lease. We bifurcate the consideration received for sales-type lease contracts between lease and service revenue, with the service component accounted for within the scope of ASC 606, “Revenue from Contracts with Customers.”

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities on our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument’s fair value are recognized in earnings unless specific hedge accounting criteria are met. Cash flows from all our derivative activity are reported in the operating section on our consolidated statements of cash flows. See Note 15 for additional information.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Properties, Plants and Equipment: Properties, plants and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 15 to 32 years for refining, pipeline and terminal facilities, 10 to 40 years for buildings and improvements, 5 to 30 years for other fixed assets and 5 years for vehicles.

Asset Retirement Obligations: We record legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of assets. The fair value of the estimated cost to retire a tangible asset is recorded as a liability with the associated retirement costs capitalized as part of the asset’s carrying amount in the period in which it is incurred and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. Certain of our refining assets have no recorded liability for asset retirement obligations since the timing of any retirement and related costs are currently indeterminable.

Our asset retirement obligations were $66 million and $65 million at December 31, 2024 and 2023, respectively, which are included in Other long-term liabilities on our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2024, 2023 and 2022.

Goodwill, Intangibles and Long-lived Assets: Intangible assets are assets (other than financial assets) that lack physical substance, and goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed. Goodwill acquired in a business combination and intangibles with indefinite useful lives are not amortized, whereas intangible assets with finite useful lives are amortized on a straight-line basis. Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying amount of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value. The carrying amount of our intangible assets and goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill and intangible assets assigned to our Lubricants & Specialties segment.

For purposes of asset impairment evaluation, we group our assets as follows: (i) our refinery asset groups, which include certain logistics assets, (ii) our renewables products asset groups, (iii) our Lubricants & Specialties asset groups, (iv) our Marketing assets and (v) our Midstream asset groups, which is comprised of logistics assets not included in our refinery asset groups. These asset groups represent the lowest level for which independent cash flows can be identified. Our assets are evaluated for impairment by identifying whether indicators of impairment exist and, if so, assessing whether such assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss measured, if any, is equal to the amount by which the asset group’s carrying value exceeds its fair value.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarizes our recorded investment compared to its share of underlying equity for each of its investee. The differences are being amortized as adjustments to our pro-rata share of earnings in the joint ventures.

	Balance at December 31, 2024
Equity Method Investments	Underlying Equity	Recorded Investment Balance	Difference

	(In millions)
Osage Pipe Line Company, LLC	$7	$32	$(25)
Cheyenne Pipeline, LLC	28	39	(11)
Cushing Connect Terminal Holdings LLC	46	30	16
Pioneer Investments Corp.	26	132	(106)
Saddle Butte Pipeline III, LLC	65	32	33
Total	$172	$265	$(93)

	Balance at December 31, 2023
Equity Method Investments	Underlying Equity	Recorded Investment Balance	Difference

	(In millions)
Osage Pipe Line Company, LLC	$1	$27	$(26)
Cheyenne Pipeline, LLC	31	42	(11)
Cushing Connect Terminal Holdings LLC	48	33	15
Pioneer Investments Corp.	24	131	(107)
Saddle Butte Pipeline III, LLC	66	33	33
Total	$170	$266	$(96)

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies.

Revenue Recognition: Revenues on refined products and excess crude oil sales are recognized when delivered (via pipeline, in-tank or rack) and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported in Cost of materials and other.

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
(Continued)

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

Cost Classifications: Costs of products sold include the cost of crude oil, other feedstocks, blendstocks and purchased finished products, inclusive of transportation costs. We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as Cost of materials and other. Additionally, we enter into buy / sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations that are netted at cost. Operating expenses include direct costs of labor, maintenance materials and services, utilities and other direct operating costs. Selling, general and administrative expenses include compensation, professional services and other support costs.

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally occurs no less than once every five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $264 million, $239 million and $159 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Defined Contribution Plans: We have defined contribution plans that cover substantially all qualified employees in the U.S., Canada and the Netherlands. Our contributions are based on an employee’s eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $86 million, $81 million and $74 million for the years ended December 31, 2024, 2023 and 2022, respectively, in connection with these plans.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts to functional currencies are recorded as gains or losses as a component of Other income (expense) on our consolidated statements of income. Such adjustments are not recorded in the Lubricants & Specialties segment operations, but to Corporate and Other. See Note 20 for additional information on our segments.

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

Inventory Repurchase Obligations: We periodically enter into same-party sell / buy transactions, whereby we sell certain refined product inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations. Such sell / buy transactions are accounted for as inventory repurchase obligations under which proceeds received under the initial sell is recognized as inventory repurchase obligations that are subsequently reversed when the inventories are repurchased. For the years ended December 31, 2024, 2023 and 2022, we received proceeds of $26 million, $26 million and $42 million, respectively, and subsequently repaid $27 million, $27 million and $43 million, respectively, under these sell / buy transactions.

Accounting Pronouncements - Recently Adopted

In November 2023, ASU 2023-07, “Improvements to Reportable Segment Disclosures” was issued. ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The purpose of the ASU 2023-07 is to enable investors to better understand the entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. We adopted this standard for annual periods beginning with our fiscal year ending December 31, 2024 and for interim periods thereafter.

Accounting Pronouncements - Not Yet Adopted

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

In November 2024, ASU 2024-03, “Disaggregation of Income Statement Expenses” was issued. ASU 2024-03 requires companies to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 with early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2: Leases

Lessee

We have operating and finance leases for land, buildings, pipelines, storage tanks, transportation and other equipment for our operations. Our leases have remaining terms of one to 55 years, some of which include options to extend the leases for up to 10 years. Certain of our leases for pipeline assets include provisions for variable payments which are based on a measure of throughput and also contain a provision for the lessor to adjust the rate per barrel periodically over the life of the lease. These variable costs are not included in the initial measurement of ROU assets and lease liabilities.

The following table presents the amounts and balance sheet locations of our operating and financing leases recorded on our consolidated balance sheets:

	December 31,
	2024	2023

	(In millions)
Operating leases:
Operating lease right-of-use assets	$355	$348

Operating lease liabilities	77	107
Noncurrent operating lease liabilities	301	249
Total operating lease liabilities	$378	$356

Finance leases:
Properties, plants and equipment, at cost	$115	$109
Less: accumulated amortization	(37)	(25)
Properties, plants and equipment, net	$78	$84

Accrued liabilities	$11	$11
Other long-term liabilities	71	75
Total finance lease liabilities	$82	$86

Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2024	2023

Weighted average remaining lease term (in years):
Operating leases	9.2	7.9
Finance leases	8.1	8.7

Weighted average discount rate:
Operating leases	5.6%	5.0%
Finance leases	6.1%	5.8%

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Operating lease expense	$131	$121	$117
Finance lease expense:
Amortization of right-of-use assets	12	13	13
Interest on lease liabilities	5	3	3
Variable lease cost	13	13	4
Total lease expense	$161	$150	$137

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130	$128	$126
Operating cash flows from finance leases	$5	$3	$3
Financing cash flows from finance leases	$11	$12	$12

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$126	$103	$61
Finance leases	$8	$38	$6

As of December 31, 2024, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance

	(In millions)
2025	$90	$16
2026	75	14
2027	53	13
2028	38	13
2029	30	11
Thereafter	211	36
Future minimum lease payments	497	103
Less: imputed interest	(119)	(21)
Total lease obligations	378	82
Less: current obligations	(77)	(11)
Long-term lease obligations	$301	$71

As of December 31, 2024, we have entered into certain leases that have not yet commenced. Such leases include a six-year lease for tank storage in Dordrecht, Netherlands, with estimated future undiscounted lease payments of $12.8 million, expected to commence in the first quarter of 2025.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Lease income recognized was as follows:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Operating lease revenues	$17	$17	$14
Sales-type lease interest income	$2	$2	$3
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$2	$1	$2

For our third-party sales-type leases, we included customer obligations related to minimum volume requirements in guaranteed minimum lease payments. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. We recognized any billings for throughput volumes in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.

Annual minimum undiscounted lease payments in which we are a lessor to third-party contracts as of December 31, 2024 were as follows:

	Operating	Sales-Type

	(In millions)
2025	$3	$2
2026	—	2
2027	—	2
2028	—	2
2029	—	2
Thereafter	—	12
Total lease payment receipts	$3	22
Less: imputed interest		(5)
Lease receivables		$17

Net investment in sales-type leases, which is recorded in Intangibles and other on our consolidated balance sheets, was composed of the following:

	December 31,
	2024	2023

	(In millions)
Lease receivables	$17	$19
Unguaranteed residual assets	16	15
Net investment in leases	$33	$34

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3: Cushing Connect Joint Venture

We, through our wholly owned subsidiary HEP Cushing LLC, own a 50/50 joint venture interest in Cushing Connect Pipelines & Terminal LLC (“Cushing Connect”) with Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”). Cushing Connect consists of (i) a 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”).

Cushing Connect entered into a contract with an affiliate of HEP, now a subsidiary of HF Sinclair, to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect was generally shared proportionately among the partners.

Cushing Connect and its two subsidiaries, Cushing Connect Pipeline and Cushing Connect Terminal (the “Cushing Connect Entities”) are VIEs as defined under GAAP. The Cushing Connect Entities are VIEs because they were deemed to not have sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and we have the ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

With the exception of the assets of HEP Cushing LLC, creditors of the Cushing Connect Entities have no recourse to our assets. Any recourse to HEP Cushing would be limited to the extent of HEP Cushing’s assets, which other than its investment in Cushing Connect, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Entities. The most significant assets of Cushing Connect and the Cushing Connect Pipeline that are available to settle only their obligations, along with their most significant liabilities for which their creditors do not have recourse to our general credit, were:

	December 31,
	2024	2023

	(In millions)
Cash and cash equivalents	$5	$2
Properties, plants and equipment, at cost	$103	$103
Accumulated depreciation	$(12)	$(8)
Intangibles and other	$30	$32

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4: Revenues

Substantially all revenue-generating activities relate to sales of refined product, lubricants and specialty products and excess crude oil inventories that are sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Revenues by type: (1)
Refined product revenues:
Transportation fuels (2)	$22,235	$24,582	$30,251
Lubricants and specialty products (3)	2,429	2,521	2,826
Asphalt, fuel oil and other products (4)	1,932	2,167	2,148
Total refined product revenues	26,596	29,270	35,225
Excess crude oil revenues (5)	1,570	2,147	2,342
Transportation and logistic services	107	118	109
Other revenues (6)	307	429	529
Total sales and other revenues	$28,580	$31,964	$38,205

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Refined product revenues by market: (1)
United States:
Mid-Continent	$9,710	$10,756	$14,097
Southwest	4,213	4,056	5,104
Rocky Mountains	5,781	6,916	7,520
Northwest	4,746	5,296	6,058
Northeast	836	959	1,038
Canada	1,047	1,022	1,064
Europe, Asia and Latin America	263	265	344
Total refined product revenues	$26,596	$29,270	$35,225
(1)Prior period amounts have been reclassified to conform with the current period presentation, where applicable.
(2)Transportation fuels revenues are attributable to our: (i) Refining segment wholesale gasoline, diesel and jet fuel, (ii) Marketing segment branded gasoline and diesel, and (iii) Renewables segment renewable diesel fuel.
(3)Lubricant and specialty products consist of base oil, waxes, finished lubricants and other specialty fluids.
(4)Asphalt, fuel oil and other products revenue are attributable to the Refining and Lubricants & Specialties segments.
(5)Excess crude oil revenues represent sales of purchased crude oil inventory that at times exceeds the supply needs of our refineries.
(6)Other revenues are principally attributable to our Refining segment.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2024, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel, and lubricants and specialty products to be sold ratably at market prices through 2034. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under ASC 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows, which include branded sales volumes assumed upon our acquisition of certain entities in the Sinclair Transactions:

Contractual Minimum	2025	2026	2027	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	29	21	16	34	100
Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of December 31, 2024 are presented below:

Contractual Minimum	2025	2026	2027	Thereafter	Total

	(In millions)
Midstream operations revenues	$11	$8	$8	$36	$63

For the years ended December 31, 2024, 2023 and 2022, we had one customer, Shell, together with certain of its affiliates, that accounted for 10% or more of our total annual revenues at approximately 11%, 12% and 15%, respectively, which were primarily generated through our Refining segment operations.

NOTE 5:Other Income, Net

Other income, net consists of the following:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Gain on business interruption insurance settlement	$—	$—	$15
Gain on early extinguishment of debt	—	—	1
Gain (loss) on foreign currency transactions	—	3	(2)
Gain on sale of assets and other	15	27	14
Other income, net	$15	$30	$28

NOTE 6:Fair Value Measurements

Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability, including assumptions about risk). GAAP categorizes inputs used in fair value measurements into three broad levels as follows:

Level 1:    Quoted prices in active markets for identical assets or liabilities.
Level 2:    Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.
Level 3:    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The carrying amounts of derivative instruments and environmental credit obligations at December 31, 2024 and 2023 were as follows:

	Carrying Amount	Fair Value by Input Level
		Level 1	Level 2	Level 3

	(In millions)
December 31, 2024
Assets:
Commodity forward contracts	$1	$—	$1	$—
Foreign currency forward contracts	18	—	18	—
Total assets	$19	$—	$19	$—

Liabilities:
NYMEX futures contracts	$1	$1	$—	$—
Commodity forward contracts	1	—	1	—
Environmental credit obligations	10	—	10	—
Total liabilities	$12	$1	$11	$—

	Carrying Amount	Fair Value by Input Level
		Level 1	Level 2	Level 3

	(In millions)
December 31, 2023
Assets:
NYMEX futures contracts	$1	$1	$—	$—
Commodity forward contracts	3	—	3	—
Total assets	$4	$1	$3	$—

Liabilities:
Commodity price swaps	$8	$—	$8	$—
Commodity forward contracts	2	—	2	—
Foreign currency forward contracts	8	—	8	—
Total liabilities	$18	$—	$18	$—

Level 1 Fair Value Measurements
Our New York Mercantile Exchange (“NYMEX”) futures contracts are exchange traded and are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable input and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of foreign currency forward contracts is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The following is a reconciliation of the denominators of the basic and diluted per share computations for net income attributable to HF Sinclair stockholders:

	Years Ended December 31,
	2024	2023	2022

	(In millions, except share and per share data)
Net income attributable to HF Sinclair stockholders	$177	$1,590	$2,923
Less: participating securities’ share in earnings (1)	(2)	(14)	(30)
Net income attributable to common shares	$175	$1,576	$2,893

Average number of common shares outstanding (in thousands):
Basic	192,073	190,035	202,566
Diluted	192,073	190,035	202,566
Basic earnings per share	$0.91	$8.29	$14.28
Diluted earnings per share	$0.91	$8.29	$14.28
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

NOTE 8:Stock-Based Compensation

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

The stock-based compensation expense and associated tax benefit were as follows:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Compensation expense:
Restricted stock units	$18	$30	$27
Performance stock units	4	12	9
Total compensation expense	$22	$42	$36

Tax benefit recognized on compensation expense	$5	$10	$9

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

A summary of restricted stock units activity during the year ended December 31, 2024 is presented below:

Restricted Stock Units	Grants	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2024	1,102,755	$50.71
Granted	585,455	$42.36
Vested	(486,126)	$33.47
Forfeited	(250,394)	$51.27
Outstanding at December 31, 2024	951,690	$54.23

As of December 31, 2024, there was $29 million of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The following table reflects activity related to our restricted stock units:

	Years Ended December 31,
Restricted Stock Unit Activity	2024	2023	2022

Grant date fair value of vested units (in millions)	$16	$21	$26
Weighted average grant date fair value per granted unit	$42.36	$52.59	$59.41
Cash paid for settlement of awards on vesting date (in millions)	$1	$4	$6
Restricted stock units settled in cash	24,065	71,589	96,005

Performance Share Units
Under the 2020 Plan, we grant certain officers and other key employees performance share units, which are payable in stock or cash upon meeting certain criteria over the service period, and generally vest at the end of a three year period. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total stockholder return achieved by HF Sinclair compared to peer group companies. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts. Holders of performance share units have the right to receive dividend equivalents and other distributions with respect to such performance share units based on the target level of payout.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of performance share units activity during the year ended December 31, 2024 is presented below:

Performance Share Units	Grants	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2024	485,531	$61.66
Granted	309,397	$49.90
Vested	(75,886)	$38.70
Forfeited	(96,615)	$55.30
Outstanding at December 31, 2024	622,427	$59.60

For the year ended December 31, 2024, we issued 73,162 shares of common stock, representing a payout at 100% on vested performance share units. As of December 31, 2024, there was $21 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The following table reflects activity related to our performance share units:

	Years Ended December 31,
Performance Share Units Activity	2024	2023	2022

Grant date fair value of vested units (in millions)	$3	$7	$6
Weighted average grant date fair value per granted unit	$49.90	$67.73	$72.04
Cash paid for settlement of awards on vesting date (in millions)	$—	$1	$1
Performance stock units settled in cash	2,724	23,587	12,108

NOTE 9:Inventories

Inventories consist of the following components:

	December 31,
	2024	2023

	(In millions)
Crude oil	$799	$858
Other raw materials and unfinished products (1)	656	683
Finished products (2)	1,329	1,437
Lower of cost or market reserve	(289)	(332)
Crude oil and refined products	2,495	2,646

Process chemicals (3)	43	51
Repairs and maintenance supplies and other (4)	260	225
Materials, supplies and other	303	276
Total inventories	$2,798	$2,922
(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes environmental credits.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our Refining and Renewables segment inventories are valued at the lower of LIFO cost or market based on market conditions at that time. The following table is a summary of the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2021	$—	$9	$9
Lower of cost or market inventory valuation adjustments	—	52	52
Balance at December 31, 2022 (1)	$—	$61	$61

Lower of cost or market inventory valuation adjustments	221	50	271
Balance at December 31, 2023	$221	$111	$332

Lower of cost or market inventory valuation adjustments	(32)	(11)	(43)
Balance at December 31, 2024	$189	$100	$289
(1)The excess replacement cost over the LIFO value of our Refining segment inventories was $39 million at December 31, 2022.

NOTE 10:Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2024	2023

	(In millions)
Land, buildings and improvements	$790	$766
Refining facilities	6,793	6,594
Pipelines and terminals	2,356	2,301
Transportation vehicles	42	38
Other fixed assets	640	544
Construction in progress	310	291
Properties, plants and equipment, at cost	10,931	10,534
Less: accumulated depreciation	(4,373)	(3,907)
Properties, plants and equipment, net	$6,558	$6,627

We capitalized interest attributable to construction projects of $4 million, $4 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation expense was $509 million, $474 million and $442 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 11:Goodwill, Intangibles and Long-lived Assets

Goodwill
As of December 31, 2024, our goodwill balance was $3.0 billion. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants & Specialties segment.

The following is a summary of our goodwill balance by segment:

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Total

	(In millions)
Balance at December 31, 2022	$1,977	$159	$164	$246	$432	$2,978
Goodwill disposal and other changes	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	1	—	1
Balance at December 31, 2023	$1,977	$159	$164	$246	$432	$2,978
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Balance at December 31, 2024	$1,977	$159	$164	$245	$432	$2,977
The following consists of goodwill gross amounts and accumulated impairment charges as of December 31, 2024:

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Total

Balance at December 31, 2024	(In millions)
Goodwill	$2,286	$159	$164	$480	$432	$3,521
Accumulated impairment losses	(309)	—	—	(235)	—	(544)
Total Goodwill	$1,977	$159	$164	$245	$432	$2,977

We performed our annual goodwill impairment testing quantitatively as of July 1, 2024 and determined there was no impairment of goodwill attributable to our reporting units. Furthermore, there was no impairment of goodwill during the years ended December 31, 2024 and 2023.

Intangibles
The carrying amounts of our intangible assets presented in Intangibles and other on our consolidated balance sheets are as follows:

		December 31
	Useful Life	2024	2023

		(In millions)
Customer relationships	4 - 20 years	$345	$348
Transportation agreements	30 years	60	60
Trademarks, patents and other	6 - 20 years	257	264
		662	672
Less: accumulated amortization		(311)	(261)
Total intangibles, net		$351	$411

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amortization expense was $55 million, $55 million and $51 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated future amortization expense related to the intangible assets at December 31, 2024 is as follows:

Estimated Future Amortization Expense for Year Ended December 31:	(In millions)

2025	$55
2026	47
2027	41
2028	34
2029	34
Thereafter	140
Total	$351

Long-lived Assets
Long-lived assets, defined as properties, plants, and equipment, net, equity method investments, turnaround and catalyst costs and net investment in leases by geographic location are as follows:

	December 31,
	2024	2023

	(In millions)
United States	$7,301	$7,173
Canada	319	355
Europe and Asia	157	162
Total long-lived assets	$7,777	$7,690

During the year ended December 31, 2024, we incurred long-lived asset impairment charges totaling $17 million, primarily related to certain logistic assets in our Midstream segment and other assets in our Refining segment.

NOTE 12:    Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2024	2023

	(In millions)
Accrued interest expense	$38	$38
Accrued taxes other than income	28	29
Derivatives	2	18
Environmental liabilities	27	34
Precious metal financing	32	37
ROU financing lease liabilities	11	11
Wage and other employee-related liabilities	85	85
Environmental credit obligations	17	6
Other	137	195
Total accrued liabilities	$377	$453

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other long-term liabilities consist of the following:

	December 31,
	2024	2023

	(In millions)
Environmental liabilities	$163	$161
ROU financing lease liabilities	71	75
Asset retirement obligation	66	65
Other	141	118
Total other long-term liabilities	$441	$419

NOTE 13:    Environmental

These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

The table below presents the expenses incurred for environmental remediation obligations:

	Years Ended December 31,
Environmental Remediation	2024	2023	2022

	(in millions)
Environmental remediation expense	$14	$27	$13

The table below presents the accrued environmental liabilities reflected on the consolidated balance sheets:

		December 31,
Environmental Remediation	Balance Sheet Classification	2024	2023	2022

		(in millions)
Current portion	Accrued Liabilities	$27	$34	$22
Long-term portion	Other long-term liabilities	163	161	170
Total accrued environmental liability		$190	$195	$192

NOTE 14:    Debt

Credit Agreements
We have a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit from time to time and is available to fund general corporate purposes. At December 31, 2024, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling a nominal amount under the HF Sinclair Credit Agreement.

Additionally, our wholly owned subsidiary, HEP, has a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement” and, together with the HF Sinclair Credit Agreement, the “Credit Agreements”). The HEP Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It is also available to fund letters of credit up to a $50 million sub-limit and has an accordion feature that allows us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At December 31, 2024, we were in compliance with all of its covenants, had outstanding borrowings of $350 million and no outstanding letters of credit under the HEP Credit Agreement.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Indebtedness under the Credit Agreements bears interest, at our option, for borrowings in U.S. dollars at either (a) a base rate equal to the sum of (1) the highest of (i) the prime rate (as publicly announced from time to time by the applicable administrative agent), (ii) the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement and as defined as the “Federal Funds Rate” in the HEP Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for a one-month interest period plus 1%, plus (2) an applicable margin for base rate loans ranging from 0.25% to 1.125%, or (b) the sum of (1) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for the applicable interest period, plus (2) an applicable margin for term SOFR loans ranging from 1.25% to 2.125%. The HF Sinclair Credit Agreement allows for borrowings in Sterling and Euros with similar interest rates. In each case and each Credit Agreement, the applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 6.17% and 7.08% as of December 31, 2024 and December 31, 2023, respectively.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity. These financing arrangements are recorded at a Level 2 fair value totaling $31 million and $37 million at December 31, 2024 and 2023, respectively, and are included in Accrued liabilities on our consolidated balance sheets. See Note 6 for additional information on Level 2 inputs.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with its lenders. At December 31, 2024, there were no letters of credit outstanding under such credit facilities.

The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	December 31, 2024	December 31, 2023

		(In millions)
HollyFrontier Corporation Senior Notes:
5.875% Senior Notes	April 2026	$203	$203
4.500% Senior Notes	October 2030	75	75
		278	278
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	797	797
6.375% Senior Notes	April 2027	400	400
5.000% Senior Notes	February 2028	499	499
4.500% Senior Notes	October 2030	325	325
		2,021	2,021
HEP Senior Notes:
6.375% Senior Notes	April 2027	—	—
5.000% Senior Notes	February 2028	1	1
		1	1

Total Senior Notes		2,300	2,300

HEP Credit Agreement	July 2025	350	456
HF Sinclair Credit Agreement	April 2026	—	—
Total Credit Agreements		350	456

Less: current debt (2)		(350)	—
Unamortized discount and debt issuance costs		(12)	(17)
Total long-term debt, net		$2,288	$2,739
(1)As of December 31, 2024 and 2023, the carrying amounts of our Senior Notes equaled the principal amounts.
(2)The HEP Credit Agreement matures in July 2025 and is classified as Current debt on our consolidated balance sheets as of December 31, 2024.

The fair values of the senior notes are as follows:

	December 31,
	2024	2023

	(In millions)
HollyFrontier Corporation, HF Sinclair and HEP Senior Notes	$2,284	$2,272

These fair values are based on a Level 2 input. See Note 6 for additional information on Level 2 inputs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Principal maturities of outstanding debt as of December 31, 2024 are as follows:

Years Ending December 31:	(In millions)

2025	$350
2026	1,000
2027	400
2028	500
2029	—
Thereafter	400
Total	$2,650

2025 Senior Notes Offering, Tender Offer and Redemption
On January 23, 2025, HF Sinclair issued an aggregate principal amount of $1.4 billion of senior notes consisting of $650 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “HF Sinclair 5.750% Senior Notes”) and $750 million aggregate principal amount of 6.250% Senior Notes due 2035 (the “HF Sinclair 6.250% Senior Notes,” together with the “HF Sinclair 5.750% Senior Notes”, the “New HFS Notes”) for net proceeds of approximately $1.38 billion, after deducting the underwriters’ discount and commissions and estimated offering expenses. The New HFS Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

We used the net proceeds from the notes offering to repay $350 million in outstanding borrowings under the HEP Credit Agreement, to fund the concurrent Tender Offer (as defined below) and to fund the redemption of HollyFrontier’s 5.875% Senior Notes due 2026.

On January 28, 2025, we completed a cash tender offer for $646 million in aggregate principal amount (the “Tender Offer”) as follows:

Maturity Date	Issuer	Aggregate Principal Amount Accepted	Purchase Price	Accrued Interest Paid at Closing

April 2027	HF Sinclair	$150	$153	$3
April 2026	HF Sinclair	$448	$452	$9
April 2026	HollyFrontier	$48	$49	$1
Total		$646	$654	$13

On February 18, 2025, we redeemed the remaining aggregate principal amount of HollyFrontier’s 5.875% Senior Notes due 2026 at a redemption cost of $156 million. The redemptions were funded with the net proceeds of the offering of New HFS Notes. We recognized an early extinguishment loss as a result of the Tender Offer and February 16, 2025 redemptions.

Additionally, we announced our intent to redeem $195 million aggregate principal amount of HF Sinclair 5.875% Senior Notes due 2026 which is expected to close on February 21, 2025. The final redemption cost will be determined at closing and will be funded with the net proceeds of the offering of New HFS Notes.

NOTE 15:Derivative Instruments and Hedging Activities

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
(Continued)

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

We did not have any effective cash flow hedges in place as of December 31, 2024 and 2023.

The following table presents the realized loss reclassified from accumulated other comprehensive income into earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Statement of Income Classification	Years Ended December 31,
		2024	2023	2022

		(In millions)
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Sales and other revenues	$(5)	$(3)	$(5)

Economic Hedges
We periodically have commodity contracts including NYMEX futures contracts to lock in prices on forecasted purchases and sales of inventory and basis swap contracts to mitigate exposure to natural gas price volatility and forward purchase and sell contracts of refined products, as well as periodically have contracts to lock in basis spread differentials on forecasted purchases of crude oil and collar contracts to mitigate exposure to natural gas price volatility, that serve as economic hedges (derivatives used for risk management, but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our catalyst financing arrangements discussed in Note 15 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on earnings due to maturities and fair value adjustments of our economic hedges:

	Statement of Income Classification	Years Ended December 31,
		2024	2023	2022

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$(8)	$10	$(17)
	Operating expenses	(4)	(21)	(14)
	Interest expense	3	2	(5)
Foreign currency contracts	Gain (loss) on foreign currency transactions	33	(7)	28
	Total	$24	$(16)	$(8)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2024, we have the following notional contract volumes related to outstanding derivative instruments (all maturing in 2025):

	Total Outstanding Notional	Unit of Measure

Derivatives not designated as hedging instruments:
NYMEX futures (WTI) - short	570,000	Barrels
Forward gasoline and diesel contracts - long	450,000	Barrels
Foreign currency forward contracts	383,222,096	U. S. dollar
Forward commodity contracts (platinum)	34,628	Troy ounces

The following tables presents the fair value and the locations of our outstanding derivative instruments in the consolidated balance sheet. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position on our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
December 31, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1	$—	$1
Commodity forward contracts	1	—	1	1	—	1
Foreign currency forward contracts	18	—	18	—	—	—
	$19	$—	$19	$2	$—	$2

Total net balance			$19			$2

Balance sheet classification:	Prepayments and other		$19	Accrued liabilities		$2

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

	(In millions)
December 31, 2023
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$1	$—	$1	$—	$—	$—
Commodity price swap contracts	—	—	—	8	—	8
Commodity forward contracts	3	—	3	2	—	2
Foreign currency forward contracts	—	—	—	8	—	8
	$4	$—	$4	$18	$—	$18

Total net balance			$4			$18

Balance sheet classification:	Prepayments and other		$4	Accrued liabilities		$18

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 16:Income Taxes

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Current:
Federal	$26	$180	$675
State	12	24	109
Foreign	45	45	58
Deferred:
Federal	(34)	155	39
State	(8)	31	21
Foreign	(7)	7	(7)
Total income tax expense	$34	$442	$895

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2024	2023	2022

	(In millions)
Tax computed at statutory rate	$46	$452	$827
State income taxes, net of federal tax benefit	(5)	56	123
Less: noncontrolling interest in net income	(2)	(29)	(29)
Effect of change in state rate	8	—	(16)
Less: nontaxable permanent differences	(51)	(49)	—
Foreign rate differential	1	6	7
Uncertain tax positions	20	—	—
Change in valuation allowance	5	—	—
Fines and penalties	8	—	—
Less: tax benefit on equity investment dividends received	(3)	—	—
Less: federal tax credits	—	(5)	(24)
U.S. tax on non-U.S. operations	2	7	13
Other	5	4	(6)
Total income tax expense	$34	$442	$895

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Assets	Liabilities	Total

	(In millions)
Deferred income taxes:
Properties, plants, equipment and intangibles (due primarily to tax in excess of book depreciation)	$—	$(1,174)	$(1,174)
Lease obligation	114	—	114
Accrued employee benefits	22	—	22
Accrued post-retirement benefits	10	—	10
Accrued environmental costs	41	—	41
Inventory differences	—	(159)	(159)
Deferred turnaround costs	—	(185)	(185)
Net operating loss and tax credit carryforwards	116	—	116
Interest Limitation under 163(j)	19	—	19
Other	—	(14)	(14)
Valuation allowance	(14)	—	(14)
Total	$308	$(1,532)	$(1,224)

	December 31, 2023
	Assets	Liabilities	Total

	(In millions)
Deferred income taxes:
Properties, plants, equipment and intangibles (due primarily to tax in excess of book depreciation)	$—	$(1,172)	$(1,172)
Lease obligation	106	—	106
Accrued employee benefits	20	—	20
Accrued post-retirement benefits	10	—	10
Accrued environmental costs	43	—	43
Hedging instruments	2	—	2
Inventory differences	—	(164)	(164)
Deferred turnaround costs	—	(156)	(156)
Net operating loss and tax credit carryforwards	35	—	35
Other	—	(10)	(10)
Valuation allowance	(11)	—	(11)
Total	$205	$(1,502)	$(1,297)

We have tax benefits attributable to net operating losses of $45 million in the United States that can be carried forward indefinitely, and tax benefits of $10 million in state and local jurisdictions that can generally be carried forward at least 20 years. Additionally, we have tax benefits attributable to net operating losses of $14 million in the Netherlands that can be carried forward indefinitely, tax benefits attributable to net operating losses in China of $4 million that can be carried forward five years, and tax benefits attributable to net operating losses in Luxembourg of $11 million that can be carried forward 17 years and begin expiring in 2036. We have reflected a valuation allowance of $14 million in 2024 and $11 million in 2023 with respect to net operating carryforwards that primarily relate to losses in the Netherlands, China, and Luxembourg.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2024	2023	2022

		(In millions)
Balance at January 1	$1	$1	$55
Additions for tax positions related to prior years	23	—	—
Reductions for tax positions of prior years	—	—	(54)
Balance at December 31	$24	$1	$1

At December 31, 2024, 2023 and 2022, there were $24 million, $1 million, and $1 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

We are subject to U.S. and Canadian federal income tax, Oklahoma, Missouri, Oregon, Kansas, New Mexico, Iowa, Arizona, Utah, Colorado and Nebraska income tax and to income tax of multiple other state and local jurisdictions. The Company is currently under audit with the Internal Revenue Service for the tax years 2020 and 2021, and under audit with the Canada Revenue Agency for the tax years 2018, 2019, and 2020. For the year ended December 31, 2024, we have recorded $5 million of penalties and interest as an element of tax expense.

NOTE 17:Stockholders’ Equity

On August 15, 2023, our Board of Directors approved a $1.0 billion share repurchase program (the “August 2023 Share Repurchase Program”), which replaced all existing share repurchase programs, including the $5 million remaining authorization under our preexisting share repurchase program dating from September 2022. The August 2023 Share Repurchase Program authorized us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH were also authorized under the August 2023 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations.

On May 7, 2024, our Board of Directors approved a new $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214 million remaining under the August 2023 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

The following table presents total open market and privately negotiated purchases of shares under our share repurchase programs for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023

	(In millions, except share data)
Number of shares repurchased (1)	11,944,177	18,779,880
Cash paid for shares repurchased	$664	$975

(1)    During the years ended December 31, 2024 and 2023, 7,864,761 and 15,515,302 shares, respectively, were repurchased for $456 million and $811 million, respectively, pursuant to privately negotiated repurchases from REH Company.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the years ended December 31, 2024, 2023 and 2022, we withheld 181,841, 332,741, and 278,025 shares, respectively, of our common stock from certain employees in the amounts of $9 million, $18 million and $17 million, respectively. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time, we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

On February 20, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on March 20, 2025 to holders of record of common stock on March 6, 2025.

NOTE 18:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Year Ended December 31, 2024
Net change in foreign currency translation adjustment	$(42)	$(9)	$(33)
Net change in pension and other post-retirement benefit obligations	(3)	(1)	(2)
Other comprehensive loss attributable to HF Sinclair stockholders	$(45)	$(10)	$(35)

Year Ended December 31, 2023
Net change in foreign currency translation adjustment	$13	$3	$10
Other comprehensive income attributable to HF Sinclair stockholders	$13	$3	$10

Year Ended December 31, 2022
Net change in foreign currency translation adjustment	$(32)	$(6)	$(26)
Net change in pension and other post-retirement benefit obligations	1	—	1
Other comprehensive loss attributable to HF Sinclair stockholders	$(31)	$(6)	$(25)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”) and into the consolidated statements of income:

	Years Ended December 31,
	2024	2023	2022

AOCI Component	Gain (Loss) Reclassified From AOCI			Statement of Income Classification

	(In millions)
Hedging instruments:
Commodity price swaps	$(5)	$(3)	$(5)	Sales and other revenues
	(1)	—	(1)	Income tax benefit
	(4)	(3)	(4)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	1	(1)	—	Other, net
	—	—	—	Income tax expense (benefit)
	1	(1)	—	Net of tax

Post-retirement healthcare obligations	2	4	3	Other, net
	1	1	—	Income tax expense
	1	3	3	Net of tax

Total reclassifications for the period	$(2)	$(1)	$(1)

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2024	2023

	(In millions)
Foreign currency translation adjustment	$(57)	$(24)
Unrealized gain on pension obligations	—	1
Unrealized gain on post-retirement benefit obligations	10	11
Accumulated other comprehensive loss	$(47)	$(12)

NOTE 19:Commitments and Contingencies

We are a party to various litigation and legal proceedings which we believe, based on advice of counsel, will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

During 2017 and 2019, the EPA granted the Cheyenne Refinery and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016 and 2018 compliance years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production were not subject to the Renewable Volume Obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our Cost of sales. On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross Refinery and Cheyenne Refinery for the 2019 and 2020 compliance years.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Certain of our subsidiaries pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022 before the U.S. Court of Appeals for the DC Circuit (the “DC Circuit”), sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022 before the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

In addition, pursuant to the June 2022 and April 2022 decisions, respectively, the EPA established an alternative compliance demonstration to not impose any obligations on small refineries that had exemptions reversed for the 2016 and 2018 compliance years. On June 24, 2022, Growth Energy filed two lawsuits in the DC Circuit against the EPA, challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration decision. It is too early to predict the outcome of these matters.

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

Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) has been engaged in discussions with, and has responded to document requests from, the EPA, the DOJ and the New Mexico Environment Department (“NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and the NMED, and a new consent decree was lodged with the U.S. District Court for the District of New Mexico (the “2025 Consent Decree”) to resolve alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of the 2002 consent decree at the Artesia refinery. The 2025 Consent Decree is subject to a 30-day public comment period and will not become effective until it is approved by the U.S. District Court.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the 2025 Consent Decree, HFS Navajo must pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; and (2) $7 million to the United States and $7 million to the State of New Mexico by January 31, 2026. Separately, under the 2002 consent decree, HFS Navajo must pay stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, by March 22, 2025. On January 29, 2025, HFS Navajo submitted these stipulated penalty payments to the United States and the State of New Mexico under the 2002 consent decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Annual Report on Form 10-K and the remainder of which must be completed by various deadlines, ending in 2031.

Contractual Commitments
We have various long-term agreements (entered in the normal course of business) to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire in 2024 through 2031.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire in 2024 through 2038. At December 31, 2024, the minimum future transportation and storage fees under transportation agreements having terms in excess of one year are as follows:

Minimum Future Transportation and Storage Fees for the Year Ended December 31:	(In millions)

2025	$250
2026	212
2027	212
2028	217
2029	212
Thereafter	894
Total	$1,997

Transportation and storage costs incurred under these agreements totaled $238 million, $201 million and $180 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Marketing segment represents branded fuel sales to Sinclair branded sites in the United States and licensing fees for the use of the Sinclair brand at additional locations throughout the country. The Marketing segment also includes branded fuel sales to non-Sinclair branded sites and revenues from other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of the sites located in our West and Mid-Continent regions.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, and terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, Cheyenne Pipeline, LLC, the owner of a pipeline running from Fort Laramie, Wyoming to Cheyenne, Wyoming, and Cushing Connect Pipeline & Terminal LLC, the owner of a pipeline running from Cushing, Oklahoma to Tulsa, Oklahoma, a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates the performance of our segments using segment Income from operations. Amounts included in Income before income taxes in our consolidated statements of income and excluded from our performance measure, Income from operations, include Other income (expense). Other income (expense) includes Earnings (loss) of equity method investments, Interest income, Interest expense and other items believed to be non-operating and non-recurring in nature. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures. Intersegment sales are generally derived from transactions made at prevailing market rates.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Year Ended December 31, 2024
Sales and other revenues:
Revenues from external customers	$21,701	$644	$3,428	$2,700	$107	$—	$28,580
Intersegment revenues and other (1)	3,639	347	—	12	537	(4,535)	—
	25,340	991	3,428	2,712	644	(4,535)	28,580
Cost of sales: (2)
Cost of materials and other (3)	22,907	910	3,319	1,977	—	(4,531)	24,582
Lower of cost or market inventory valuation adjustments	(32)	(11)	—	—	—	—	(43)
Operating expenses	1,912	100	—	254	214	4	2,484
	24,787	999	3,319	2,231	214	(4,527)	27,023
Selling, general and administrative expenses (2)	219	5	34	150	11	28	447
Depreciation and amortization	495	78	27	90	72	70	832
Asset impairments	6	—	—	1	10	—	17
Income (loss) from operations	(167)	(91)	48	240	337	(106)	261
Earnings of equity method investments	—	—	—	—	29	3	32
Interest income	—	2	—	9	11	53	75
Interest expense	—	(6)	—	(2)	(33)	(124)	(165)
Other income (expense), net	—	—	—	(1)	—	16	15
Income (loss) before income taxes	$(167)	$(95)	$48	$246	$344	$(158)	$218

Capital expenditures	$268	$9	$52	$42	$48	$51	$470

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Year Ended December 31, 2023
Sales and other revenues:
Revenues from external customers	$24,157	$781	$4,146	$2,762	$118	$—	$31,964
Intersegment revenues and other (1)	4,516	408	—	13	466	(5,403)	—
	28,673	1,189	4,146	2,775	584	(5,403)	31,964
Cost of sales: (2)
Cost of materials and other (3)	24,042	1,081	4,051	2,009	—	(5,399)	25,784
Lower of cost or market inventory valuation adjustments	221	50	—	—	—	—	271
Operating expenses	1,879	109	—	259	189	2	2,438
	26,142	1,240	4,051	2,268	189	(5,397)	28,493
Selling, general and administrative expenses (2)	200	5	34	164	27	67	497
Depreciation and amortization	461	77	24	85	82	42	771
Income (loss) from operations	1,870	(133)	37	258	286	(115)	2,203
Earnings of equity method investments	—	—	—	—	17	—	17
Interest income	—	—	—	8	4	82	94
Interest expense	—	(7)	—	(4)	(101)	(79)	(191)
Other income, net	4	—	—	—	3	23	30
Income (loss) before income taxes	$1,874	$(140)	$37	$262	$209	$(89)	$2,153

Capital expenditures	$223	$18	$28	$37	$32	$47	$385

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Year Ended December 31, 2022
Sales and other revenues:
Revenues from external customers	$30,380	$654	$3,912	$3,150	$109	$—	$38,205
Intersegment revenues and other (1)	4,033	361	—	9	431	(4,834)	—
	34,413	1,015	3,912	3,159	540	(4,834)	38,205
Cost of sales: (2)
Cost of materials and other (3)	28,351	974	3,846	2,339	—	(4,830)	30,680
Lower of cost or market inventory valuation adjustments	—	52	—	—	—	—	52
Operating expenses	1,761	112	—	278	171	13	2,335
	30,112	1,138	3,846	2,617	171	(4,817)	33,067
Selling, general and administrative expenses (2)	147	4	3	168	17	88	427
Depreciation and amortization	397	53	18	81	77	31	657
Income (loss) from operations	3,757	(180)	45	293	275	(136)	4,054
Interest income	—	—	—	1	5	24	30
Interest expense	—	(6)	—	(5)	(83)	(82)	(176)
Other income (expense), net	(1)	—	—	3	1	25	28
Income (loss) before income taxes	$3,756	$(186)	$45	$292	$198	$(169)	$3,936

Capital expenditures	$168	$225	$9	$35	$33	$54	$524
(1)Refining segment intersegment revenues relate to transportation fuels sold to the Marketing segment. Midstream segment revenues relate to pipeline and terminalling services provided primarily to the Refining segment, including leases. These transactions eliminate in consolidation.
(2)Exclusive of Depreciation and amortization.
(3)Exclusive of Lower of cost or market inventory valuation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no change in, or disagreement with, our independent registered public accountants on matters involving accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations that may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2024, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements at December 31, 2024 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, at December 31, 2024, which is included herein.

Changes in Internal Controls
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

See Item 8 for “Report of the Independent Registered Public Accounting Firm.”

Item 9B. Other Information

There have been no events that occurred in the fourth quarter of 2024 that would need to be reported on Form 8-K that have not previously been reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) and 408(b) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

Documents filed as part of this report:

(a)    Financial Statements:

(1)    The consolidated financial statements, together with the reports of the independent auditors thereon dated February 20, 2025, are included as part of Item 8, Financial Statements and Supplementary Data.

(2)    Financial Statements Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)    Exhibits:

Exhibits filed or furnished, as applicable, as part of this Annual Report on Form 10-K are listed in the Index to Exhibits.

HF SINCLAIR CORPORATION
INDEX TO EXHIBITS
Exhibits are numbered to correspond to the exhibit table
in Item 601 of Regulation S-K

Exhibit Number	Description

2.1†
Sale and Purchase Agreement, dated as of May 4, 2021, by and between Equilon Enterprises LLC d/b/a Shell Oil Products US and HollyFrontier Puget Sound Refining LLC (incorporated by reference to Exhibit 2.1 of HollyFrontier Corporation’s Current Report on Form 8-K filed May 4, 2021, File No. 1-03876).

2.2†
Waiver and Amendment to Sale and Purchase Agreement, dated as of October 31, 2021, by and among HollyFrontier Puget Sound Refining LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 of HollyFrontier Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-03876).

2.3†
Business Combination Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation, Hippo Parent Corporation, Hippo Merger Sub, Inc., The Sinclair Companies, and Hippo Holding LLC (incorporated by reference to Exhibit 2.1 of HollyFrontier Corporation’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

2.4†
Amendment to Business Combination Agreement, dated as of March 14, 2022, by and among HollyFrontier Corporation, Hippo Parent Corporation, Hippo Merger Sub, Inc., The Sinclair Companies and Hippo Holding LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

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

4.1
Indenture, dated March 22, 2016, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of HollyFrontier Corporation’s Current Report on Form 8-K filed March 22, 2016, File No. 1-03876).

4.2
Second Supplemental Indenture, dated as of September 28, 2020, between HollyFrontier Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of HollyFrontier Corporation’s Current Report on Form 8-K dated September 28, 2020, File No. 1-03876).

4.3
Third Supplemental Indenture, dated April 8, 2022, among HollyFrontier Corporation and Computershare Trust Company, N.A., as agent for Wells Fargo, Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 8, 2022, File No. 1-41325).

4.4
Indenture, dated February 4, 2020, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed February 4, 2020, File No. 1-32225).

4.5
Indenture, dated April 8, 2022, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Holly Energy Partners, L.P.’s Current Report on Form 8-K filed April 8, 2022, File No. 1-32225).

4.6
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

HF SINCLAIR CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

4.7
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

4.9
Second Supplemental Indenture, dated as of May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.7 of Holly Energy Partner, L.P.’s Registration Statement on Form S-3 filed May 23, 2022, File No. 333-265154).

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

4.11
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

4.14
Third Supplemental Indenture, dated as of January 23, 2025, among HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed January 23, 2025, File No. 1-41325).

4.15	Description of Common Stock (incorporated by reference to Exhibit 4.16 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, File No. 1-41325).

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

10.7†
Stockholders Agreement, dated as of August 2, 2021, by and among Hippo Parent Corporation, The Sinclair Companies, and the stockholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of HollyFrontier Corporation’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

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

10.10
Stock Purchase Agreement, dated as of April 1, 2024, by and among HF Sinclair and REH Company (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed April 2, 2024, File No. 1-41325).

10.11
Stock Purchase Agreement, dated as of May 14, 2024, by and among HF Sinclair Corporation and REH Company (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 16, 2024, File No. 1-41325).

10.12
Assignment and Assumption Agreement entered into and effective as of March 14, 2022, by and between HollyFrontier Corporation and HF Sinclair Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-41325).

10.13+
HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (formerly named the HollyFrontier Corporation 2020 Long Term Incentive Plan) (incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8 filed March 21, 2022, File No. 333-263721).

10.14+
Amendment No. 1 to the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 filed December 4, 2023, File No. 333-275877).

10.15+
HF Sinclair Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees (formerly named the HollyFrontier Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees) (incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.16+
HF Sinclair Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.17+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.18+	Form of Performance Share Unit Agreement. (incorporated by reference to Exhibit 10.59 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.19+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.16 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.20+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.21+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.67 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.22+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.23+
HF Sinclair Corporation Executive Nonqualified Deferred Compensation Plan (formerly the HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan) (incorporated by reference to Exhibit 10.71 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

HF SINCLAIR CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

10.24+
HF Sinclair Corporation Director’s Stock Compensation Deferral Plan (formerly the HollyFrontier Corporation Director’s Stock Compensation Deferral Plan) (incorporated by reference to Exhibit 10.72 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.25+
HF Sinclair Corporation Form of Indemnification Agreement to be entered into with officers and directors of HF Sinclair Corporation and its subsidiaries (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.26
HF Sinclair Corporation Severance Pay Plan and Summary Plan Description and Form of Participation Agreement, dated as of November 8, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 9, 2022, File No. 1-41325).

10.27+*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (for employees).

10.28+*	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (for non-employee directors).

10.29+*	Form of Performance Share Unit Agreement.

19.1*	HF Sinclair Corporation Insider Trading Policy (for all employees).

19.2*	HF Sinclair Corporation Insider Trading Policy (for directors, officers and certain employees).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
HF Sinclair Corporation Mandatory Clawback Policy, adopted as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, File No. 1-41325).

101++
The following financial information from Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HF SINCLAIR CORPORATION
(Registrant)

Date: February 20, 2025	/s/	Timothy Go
Timothy Go
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature		Capacity	Date

/s/	Timothy Go	Chief Executive Officer,	February 20, 2025
	Timothy Go	President and Director

/s/	Atanas H. Atanasov	Executive Vice President and	February 20, 2025
	Atanas H. Atanasov	Chief Financial Officer
(Principal Financial Officer)

/s/	Vivek Garg	Vice President, Chief Accounting Officer	February 20, 2025
	Vivek Garg	and Controller
(Principal Accounting Officer)

/s/	Franklin Myers	Chairman of the Board	February 20, 2025
Franklin Myers

/s/	Anne-Marie N. Ainsworth	Director	February 20, 2025
Anne-Marie N. Ainsworth

/s/	Anna C. Catalano	Director	February 20, 2025
Anna C. Catalano

/s/	Leldon Echols	Director	February 20, 2025
Leldon Echols

/s/	Manuel J. Fernandez	Director	February 20, 2025
Manuel J. Fernandez

/s/	Rhoman J. Hardy	Director	February 20, 2025
Rhoman J. Hardy

/s/	Jeanne M. Johns	Director	February 20, 2025
Jeanne M. Johns

/s/	R. Craig Knocke	Director	February 20, 2025
R. Craig Knocke

/s/	Robert J. Kostelnik	Director	February 20, 2025
Robert J. Kostelnik

/s/	Ross B. Matthews	Director	February 20, 2025
Ross B. Matthews