Form 10-Q
period 2025-03-31
HF Sinclair Corp
filed 2025-05-01
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
2323 Victory Avenue Suite 1400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
188,409,780 shares of Common Stock, par value $0.01 per share, were outstanding on April 28, 2025.

FORWARD-LOOKING STATEMENTS

References herein to HF Sinclair Corporation (“HF Sinclair”) include HF Sinclair and its consolidated subsidiaries. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Overview”, “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A in this Quarterly Report on Form 10-Q as well as discussion in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations” and “Liquidity and Capital Resources.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“LCFS” means Low Carbon Fuel Standard.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2025	December 31, 2024

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$547	$800
Accounts receivable, net: Product and transportation	1,105	1,074
Crude oil resales	204	177
	1,309	1,251
Inventories: Crude oil and refined products (Note 8)	2,680	2,495
Materials, supplies and other	295	303
	2,975	2,798
Income taxes receivable	70	70
Prepayments and other	86	95
Total current assets	4,987	5,014
Properties, plants and equipment, at cost	11,003	10,931
Less: accumulated depreciation	(4,485)	(4,373)
	6,518	6,558
Operating lease right-of-use assets	343	355
Other assets: Turnaround costs	794	777
Goodwill	2,978	2,977
Intangibles and other	922	962
	4,694	4,716
Total assets	$16,542	$16,643

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,124	$2,236
Income taxes payable	2	3
Operating lease liabilities	77	77
Current debt (Note 12)	—	350
Accrued liabilities (Note 9)	461	377
Total current liabilities	2,664	3,043
Long-term debt, net (Note 12)	2,676	2,288
Noncurrent operating lease liabilities	289	301
Deferred income taxes	1,226	1,224
Other long-term liabilities (Note 9)	434	441
Total liabilities	7,289	7,297

Commitments and Contingencies (Note 16)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional capital	6,003	5,998
Retained earnings	5,071	5,170
Accumulated other comprehensive loss (Note 15)	(44)	(47)
Common stock held in treasury, at cost – 34,824,132 and 34,826,009 shares as of March 31, 2025 and December 31, 2024, respectively	(1,845)	(1,845)
Total HF Sinclair stockholders’ equity	9,187	9,278
Noncontrolling interest	66	68
Total equity	9,253	9,346
Total liabilities and equity	$16,542	$16,643
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except share and per share data)

	Three Months Ended March 31,
	2025	2024

Sales and other revenues (Note 3)	$6,370	$7,027

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,476	5,927
Lower of cost or market inventory valuation adjustments (Note 8)	(117)	(219)
Operating expenses	596	607
	5,955	6,315
Selling, general and administrative expenses (1)	104	103
Depreciation and amortization	225	198
Other operating expenses, net	5	—
Total operating costs and expenses	6,289	6,616
Income from operations	81	411

Other income (expense):
Earnings of equity method investments	11	7
Interest income	9	22
Interest expense	(49)	(41)
Other income (expense), net (Note 4)	(53)	3
	(82)	(9)
Income (loss) before income taxes	(1)	402

Income tax expense (Note 11):
Current	—	70
Deferred	1	15
	1	85
Net income (loss)	(2)	317
Less: net income attributable to noncontrolling interest	2	2
Net income (loss) attributable to HF Sinclair stockholders	$(4)	$315

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$(0.02)	$1.57
Diluted	$(0.02)	$1.57
Average number of common shares outstanding (in thousands):
Basic	188,488	198,710
Diluted	188,488	198,710
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$(2)	$317
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(13)
Hedging instruments:
Change in fair value of cash flow hedging instruments	—	(4)
Loss reclassified to net income on settlement of cash flow hedging instruments	—	4
Net unrealized gain on hedging instruments	—	—

Pension and other post-retirement benefit obligations:
Post-retirement healthcare plans gain reclassified to net income	(1)	(1)
Net change in pension and other post-retirement benefit obligations	(1)	(1)
Other comprehensive income (loss) before income taxes	4	(14)

Income tax expense (benefit)	1	(3)
Other comprehensive income (loss)	3	(11)

Total comprehensive income	1	306
Less: noncontrolling interest in comprehensive income	2	2
Comprehensive income (loss) attributable to HF Sinclair stockholders	$(1)	$304

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(2)	$317
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	225	198
Asset impairments	1	—
Lower of cost or market inventory valuation adjustments	(117)	(219)
Earnings of equity method investments, net of distributions	(5)	(4)
Loss on early extinguishment of debt	15	—
Gain on sale of assets	—	(1)
Loss on sale of equity method investment	40	—
Deferred income tax expense	1	15
Equity-based compensation expense	5	5
Change in fair value – derivative instruments	20	(8)
(Increase) decrease in current assets:
Accounts receivable	(57)	(92)
Inventories	(56)	1
Income taxes receivable	—	13
Prepayments and other	—	1
Increase (decrease) in current liabilities:
Accounts payable	(105)	65
Income taxes payable	—	49
Accrued liabilities	74	31
Turnaround expenditures	(105)	(70)
Other, net	(23)	16
Net cash provided by (used for) operating activities	(89)	317

Cash flows from investing activities:
Additions to properties, plants and equipment	(86)	(89)
Proceeds from sale of assets	—	1
Investment in Osage Pipe Line Company, LLC	—	(5)
Distributions in excess of equity in earnings of equity investments	1	2
Net cash used for investing activities	(85)	(91)

Cash flows from financing activities:
Repayments under credit agreements	(350)	(62)
Proceeds from issuance of senior notes	1,394	—
Redemption of senior notes	(1,007)	—
Purchase of treasury stock	—	(170)
Dividends	(95)	(99)
Distributions to noncontrolling interests	(4)	(2)
Payments on finance leases	(3)	(3)
Deferred financing costs	(13)	—
Other, net	(2)	—
Net cash used for financing activities	(80)	(336)

Effect of exchange rate on cash flow	1	(3)
Cash and cash equivalents:
Net change for the period	(253)	(113)
Cash and cash equivalents at beginning of period	800	1,354
Cash and cash equivalents at end of period	$547	$1,241

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(39)	$(24)
Income taxes, net	$—	$(8)
Decrease in accrued and unpaid capital expenditures	$(5)	$(6)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
Net income (loss)	—	—	—	(4)	—	—	—	2	(2)
Dividends ($0.50 declared per common share)	—	—	—	(95)	—	—	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	3	—	—	—	3
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(3)	—	—	—
Equity-based compensation	—	—	5	—	—	—	—	—	5
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	1	—	—	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2025	223,231	$2	$6,003	$5,071	$(44)	34,824	$(1,845)	$66	$9,253

	Three Months Ended March 31, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2023	223,231	$2	$5,994	$5,379	$(12)	23,236	$(1,194)	$68	$10,237
Net income	—	—	—	315	—	—	—	2	317
Dividends ($0.50 declared per common share)	—	—	—	(99)	—	—	—	—	(99)
Other comprehensive loss, net of tax	—	—	—	—	(11)	—	—	—	(11)
Issuance of common shares under incentive compensation plans	—	—	(8)	—	—	(147)	8	—	—
Equity-based compensation	—	—	5	—	—	—	—	—	5
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	2,988	(172)	—	(172)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2024	223,231	$2	$5,991	$5,595	$(23)	26,077	$(1,358)	$68	$10,275
(1)In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Presentation of Financial Statements

References herein to HF Sinclair Corporation (“HF Sinclair” or the “Company”) include HF Sinclair and its consolidated subsidiaries. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions.

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

Basis of Presentation: The interim consolidated financial statements are unaudited. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of March 31, 2025, the consolidated statements of operations, comprehensive income (loss), cash flows and equity for the three months ended March 31, 2025 and 2024 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on February 20, 2025.

Accounting Pronouncements - Not Yet Adopted
In December 2023, Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures” was issued. ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The adoption will not affect our financial position or our results of operations, but will result in additional disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.

In November 2024, ASU 2024-03, “Disaggregation of Income Statement Expenses” was issued. ASU 2024-03 requires companies to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

NOTE 2:Cushing Connect Joint Venture

We, through our wholly owned subsidiary HEP Cushing LLC, own a 50% interest in Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), a joint venture with Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”). Cushing Connect consists of (i) a 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa refineries and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”).

Cushing Connect entered into a contract with an affiliate of Holly Energy Partners, L.P. (“HEP”), a subsidiary of HF Sinclair, to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect was generally shared proportionately among the partners.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cushing Connect and its two subsidiaries (the “Cushing Connect Entities”) are variable interest entities (“VIEs”) as defined under generally accepted accounting principles in the United States (“GAAP”). The Cushing Connect Entities are VIEs because they were deemed to not have sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and we have the ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

With the exception of the assets of HEP Cushing LLC, creditors of the Cushing Connect Entities have no recourse to our assets. Any recourse to HEP Cushing LLC would be limited to the extent of HEP Cushing LLC’s assets, which other than its investment in Cushing Connect, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Entities. The most significant assets of Cushing Connect and the Cushing Connect Pipeline that are available to settle only their obligations, along with their most significant liabilities for which their creditors do not have recourse to our general credit, were:

	March 31, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$1	$5
Properties, plants and equipment, at cost	$103	$103
Accumulated depreciation	$(12)	$(12)
Intangibles and other	$29	$30

NOTE 3:Revenues

Substantially all revenue-generating activities relate to sales of refined products and excess crude oil inventories that are sold at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to our logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Revenues by type: (1)
Refined product revenues:
Transportation fuels (2)	$4,961	$5,555
Lubricants and specialty products (3)	597	614
Asphalt, fuel oil and other products (4)	319	483
Total refined product revenues	5,877	6,652
Excess crude oil revenues (5)	383	267
Transportation and logistics services	29	23
Other revenues (6)	81	85
Total sales and other revenues	$6,370	$7,027

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In millions)
Refined product revenues by market: (1)
United States:
Mid-Continent	$2,125	$2,423
Southwest	854	1,065
Rocky Mountains	1,227	1,400
Northwest	1,151	1,218
Northeast	232	219
Canada	217	256
Europe, Asia and Latin America	71	71
Total refined product revenues	$5,877	$6,652
(1)Prior period amounts have been reclassified to conform with the current period presentation, where applicable.
(2)Transportation fuels revenues are attributable to our: (i) Refining segment wholesale gasoline, diesel and jet fuel, (ii) Marketing segment branded gasoline and diesel fuel, and (iii) Renewables segment renewable diesel fuel.
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

As of March 31, 2025, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2035. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification (ASC) 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2025	2026	2027	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	26	25	17	33	101

Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of March 31, 2025, are presented below:

Contractual Minimum	Remainder of 2025	2026	2027	Thereafter	Total

	(In millions)
Midstream operations revenues	$12	$8	$8	$36	$64

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Loss on early extinguishment of debt	$(15)	$—
Gain on foreign currency transactions	1	1
Loss on sale of equity method investment (1)	(40)	—
Gain on sale of assets and other	1	2
Other income (expense), net	$(53)	$3
(1)During the three months ended March 31, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments.

NOTE 5:Fair Value Measurements

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

The carrying amounts of derivative instruments and environmental credit obligations at March 31, 2025 and December 31, 2024 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
March 31, 2025
Assets:
Commodity forward contracts	$1	$—	$1	$—
Foreign currency forward contracts	11	—	11	—
Total assets	$12	$—	$12	$—

Liabilities:
NYMEX futures contracts	$9	$9	$—	$—
Commodity forward contracts	1	—	1	—
Foreign currency forward contracts	1	—	1	—
Environmental credit obligations	61	—	61	—
Total liabilities	$72	$9	$63	$—

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

Level 1 Fair Value Measurements
Our futures contracts based on New York Mercantile Exchange (“NYMEX”) pricing are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of foreign currency forward contracts is based on values provided by a third party, which were derived using market quotes for similar type instruments, a Level 2 input. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6:Earnings (Loss) Per Share

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

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income (loss) attributable to HF Sinclair stockholders:

	Three Months Ended March 31,
	2025	2024

	(In millions, except share and per share data)
Net income (loss) attributable to HF Sinclair stockholders	$(4)	$315
Less: participating securities’ share in earnings (1)	1	2
Net income (loss) attributable to common shares	$(5)	$313

Average number of common shares outstanding (in thousands):
Basic	188,488	198,710
Diluted	188,488	198,710
Basic earnings (loss) per share	$(0.02)	$1.57
Diluted earnings (loss) per share	$(0.02)	$1.57
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

NOTE 7:Stock-Based Compensation

We have a principal share-based compensation plan, the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. Subject to adjustment for certain events, an aggregate of 6,368,930 of these awards may be issued pursuant to awards granted under the 2020 Plan. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest at the end of a three year period and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan that allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The 2020 Plan compensation costs were $5 million for each of the three months ended March 31, 2025 and 2024.

A summary of restricted stock units and performance share units activity during the three months ended March 31, 2025, is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2025	951,690	622,427
Vested	(3,140)	—
Forfeited	(19,522)	—
Outstanding at March 31, 2025	929,028	622,427

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8:Inventories

Inventories consist of the following components:

	March 31, 2025	December 31, 2024

	(In millions)
Crude oil	$755	$799
Other raw materials and unfinished products (1)	723	656
Finished products (2)	1,374	1,329
Lower of cost or market reserve	(172)	(289)
Crude oil and refined products	2,680	2,495

Process chemicals (3)	46	43
Repair and maintenance supplies and other (4)	249	260
Materials, supplies and other	295	303
Total inventories	$2,975	$2,798
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

Our Refining and Renewables segment inventories are valued at the lower of LIFO cost or market based on market conditions at that time. The following table is a summary of the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2023	$221	$111	$332
Lower of cost or market inventory valuation adjustments	(32)	(11)	(43)
Balance at December 31, 2024	$189	$100	$289
Lower of cost or market inventory valuation adjustments	(116)	(1)	(117)
Balance at March 31, 2025	$73	$99	$172

NOTE 9:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Accrued interest expense	$42	$38
Accrued taxes other than income	36	28
Derivatives	11	2
Environmental liabilities	22	27
Precious metal financing	36	32
Right-of-use financing lease liabilities	12	11
Wage and other employee-related liabilities	96	85
Environmental credit obligations	71	17
Other	135	137
Total accrued liabilities	$461	$377

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term liabilities consist of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Environmental liabilities	$166	$163
Right-of-use financing lease liabilities	71	71
Asset retirement obligations	72	66
Other	125	141
Total other long-term liabilities	$434	$441

NOTE 10:Environmental

These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

The table below presents the expenses and adjustments incurred for environmental remediation obligations:

	Three Months Ended March 31,
Environmental Remediation	2025	2024

	(in millions)
Environmental remediation expense	$(1)	$2

The table below presents the accrued environmental liabilities reflected on the consolidated balance sheets:

Environmental Remediation	Balance Sheet Classification	March 31, 2025	December 31, 2024

		(in millions)
Current portion	Accrued liabilities	$22	$27
Long-term portion	Other long-term liabilities	166	163
Total accrued environmental liabilities		$188	$190

NOTE 11:Income Taxes

For the three months ended March 31, 2025, we recorded income tax expense of $1 million compared to $85 million for the three months ended March 31, 2024. This decrease was principally due to lower pre-tax income during the three months ended March 31, 2025, compared to the same period of 2024. Our effective tax rates were (205.2)% and 21.3% for the three months ended March 31, 2025 and 2024, respectively. Due to rounding of reported numbers, some amounts may not calculate exactly. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2025 is primarily due to the relationship between pre-tax results, taxable permanent differences and discrete tax adjustments. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences.

NOTE 12:Debt

Credit Agreements
As of March 31, 2025, we had a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement could be used for revolving credit loans and letters of credit from time to time and was available to fund general corporate purposes. At March 31, 2025, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling a nominal amount under the HF Sinclair Credit Agreement.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, as of March 31, 2025, our wholly owned subsidiary, HEP, had a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement was available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It was also available to fund letters of credit up to a $50 million sub-limit and had an accordion feature that allowed us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At March 31, 2025, we were in compliance with all of its covenants, had no outstanding borrowings and had no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HF Sinclair Credit Agreement and the HEP Credit Agreement bore interest, at our option, for borrowings in U.S. dollars at either (a) a base rate equal to the sum of (1) the highest of (i) the prime rate (as publicly announced from time to time by the applicable administrative agent), (ii) the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement and as defined as the “Federal Funds Rate” in the HEP Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for a one-month interest period plus 1%, plus (2) an applicable margin for base rate loans ranging from 0.25% to 1.125%, or (b) the sum of (1) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for the applicable interest period, plus (2) an applicable margin for term SOFR loans ranging from 1.25% to 2.125%. The HF Sinclair Credit Agreement allowed for borrowings in Sterling and Euros with similar interest rates. In each case, the applicable margin was based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 6.03% as of March 31, 2025.

During the three months ended March 31, 2025, we repaid $350 million under the HEP Credit Agreement.

On April 3, 2025, we terminated the HF Sinclair Credit Agreement and HEP Credit Agreement and entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “New HF Sinclair Credit Agreement”), which also contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the New HF Sinclair Credit Agreement. The New HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, by HF Sinclair as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. Neither HF Sinclair nor HEP paid any prepayment penalties in connection with the termination of the preexisting HF Sinclair Credit Agreement or the HEP Credit Agreement.

Indebtedness under the New HF Sinclair Credit Agreement bears interest, at our option, at either (a) the greatest of (i) the prime rate (as publicly announced from time to time by the administrative agent), (ii) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the New HF Sinclair Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the New HF Sinclair Credit Agreement) for a one-month interest period plus 1%, as applicable, plus an applicable margin (ranging from 0.125% to 1.000%), or (b) at a rate equal to the Spread Adjusted Term SOFR (as defined in the New HF Sinclair Credit Agreement) for the applicable interest period plus an applicable margin (ranging from 1.125% to 2.000%). The applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services, Fitch Ratings, Ltd. and Moody’s Investors Service, Inc.

Senior Notes Offering, Tender Offer and Redemption
On January 23, 2025, HF Sinclair issued an aggregate principal amount of $1.4 billion of senior notes consisting of $650 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “HF Sinclair 5.750% Senior Notes”) and $750 million aggregate principal amount of 6.250% Senior Notes due 2035 (the “HF Sinclair 6.250% Senior Notes,” and together with the “HF Sinclair 5.750% Senior Notes”, the “New HFS Notes”) for net proceeds of approximately $1.38 billion, after deducting the underwriters’ discount and commissions and offering expenses. The New HFS Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the period ended March 31, 2025, we used a portion of the funds to complete early settlement of a cash tender offer for $647 million in aggregate principal amount (the “Tender Offer”) as follows:

Maturity Date	Issuer	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

April 2027	HF Sinclair	$150	$153	$3
April 2026	HF Sinclair	449	452	9
April 2026	HollyFrontier	48	49	1
Total		$647	$654	$13

Additionally, during the period ended March 31, 2025, we used net proceeds from the New HFS Notes offering to repay and redeem the following aggregate principal amounts outstanding:
•$350 million under the HEP Credit Agreement due 2025,
•$194 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$155 million of HollyFrontier Corporation’s (“HollyFrontier,” a wholly owned subsidiary) 5.875% Senior Notes due 2026.

We recognized an early extinguishment loss of $15 million, inclusive of unamortized discount and debt issuance costs, as a result of the Tender Offer and redemptions.

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

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity, which is considered an embedded derivative as discussed in Note 13. These financing arrangements are recorded at a Level 2 fair value totaling $36 million and $31 million at March 31, 2025 and December 31, 2024, respectively, and are included in Accrued liabilities on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with our lenders. At March 31, 2025, there were no letters of credit outstanding under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	March 31, 2025	December 31, 2024

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$154	$797
6.375% Senior Notes	April 2027	250	400
5.000% Senior Notes	February 2028	499	499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	—
6.250% Senior Notes	January 2035	750	—
		2,628	2,021
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	—	203
4.500% Senior Notes	October 2030	75	75
		75	278
HEP Senior Notes:
6.375% Senior Notes	April 2027	—	—
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,704	2,300

HEP Credit Agreement	July 2025	—	350
HF Sinclair Credit Agreement	April 2026	—	—
Total Credit Agreements		—	350

Total debt at face value		2,704	2,650
Unamortized discount and debt issuance costs		(28)	(12)
Total debt		2,676	2,638
Current debt		—	(350)
Long-term debt		$2,676	$2,288
(1)As of March 31, 2025 and December 31, 2024, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	March 31, 2025	December 31, 2024

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,703	$2,284

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $1 million for each of the three months ended March 31, 2025 and 2024.

NOTE 13:Derivative Instruments and Hedging Activities

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

We did not have any effective cash flow hedges in place as of March 31, 2025 and 2024, respectively.

The following table presents the realized loss reclassified from accumulated other comprehensive income into earnings due to fair value adjustments and maturities of hedging instruments under hedge accounting:

	Statement of Operations Classification	Three Months Ended March 31,
		2025	2024

		(In millions)
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Sales and other revenues	$—	$(4)

Economic Hedges
We periodically have commodity contracts, including certain futures contracts based on NYMEX pricing, to lock in prices on forecasted inventory purchases and sales. We periodically have basis swap contracts to mitigate exposure to natural gas price volatility. We periodically have forward purchase and sale contracts to lock in basis spread differentials on forecasted crude oil and refined products purchases. We periodically use collar contracts to mitigate exposure to natural gas price volatility; these contracts serve as economic hedges (derivatives used for risk management but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals catalyst financing arrangements discussed in Note 12 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

	Statement of Operations Classification	Three Months Ended March 31,
		2025	2024

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$3	$(21)
	Interest expense	5	3
Foreign currency contracts	Other income (expense), net	—	10
	Total	$8	$(8)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025, we have the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2025	2026	Unit of Measure

Derivatives not designated as hedging instruments:
NYMEX futures (WTI) - short	2,415,000	2,415,000	—	Barrels
Forward gasoline and diesel contracts - long	160,000	160,000	—	Barrels
Foreign currency forward contracts	376,238,263	278,179,095	98,059,168	U.S. dollar
Forward commodity contracts (platinum)	34,628	15,524	19,104	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
March 31, 2025
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$9	$—	$9
Commodity forward contracts	1	—	1	1	—	1
Foreign currency forward contracts	11	—	11	1	—	1
	$12	$—	$12	$11	$—	$11

Total net balance			$12			$11

Balance sheet classification:	Prepayments and other		$12	Accrued liabilities		$11

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
December 31, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1	$—	$1
Commodity forward contracts	1	—	1	1	—	1
Foreign currency forward contracts	18	—	18	—	—	—
	$19	$—	$19	$2	$—	$2

Total net balance			$19			$2

Balance sheet classification:	Prepayments and other		$19	Accrued liabilities		$2

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14:Stockholders’ Equity

On May 7, 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214 million remaining under the share purchase program approved by our Board of Directors in August 2023. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company, LLC (“REH Company” and together with its affiliate REH Advisors Inc., “REH”) are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

As of March 31, 2025, we had remaining authorization to repurchase up to $799 million under the May 2024 Share Repurchase Program.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(In millions, except share data)
Number of shares repurchased (1)	—	2,930,742
Cash paid for shares repurchased	$—	$166
(1)During the three months ended March 31, 2024, 1,516,326 shares were repurchased for $85 million pursuant to privately negotiated repurchases from REH Company. No such privately negotiated repurchases were made during the three months ended March 31, 2025.

During the three months ended March 31, 2025 and 2024, we withheld 1,221 and 58,082 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On May 1, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on June 3, 2025 to holders of record of common stock on May 15, 2025.

NOTE 15:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Three Months Ended March 31, 2025
Net change in foreign currency translation adjustment	$5	$1	$4
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive income attributable to HF Sinclair stockholders	$4	$1	$3

Three Months Ended March 31, 2024
Net change in foreign currency translation adjustment	$(13)	$(3)	$(10)
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(14)	$(3)	$(11)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”) and into the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

AOCI Component	Gain (Loss) Reclassified from AOCI		Statement of Operations Line Item

	(In millions)
Hedging instruments:
Commodity price swaps	$—	$(4)	Sales and other revenues
	—	(1)	Income tax benefit
	—	(3)	Net of tax

Other post-retirement benefit obligations:
Post-retirement healthcare obligations	1	1	Other, net
	—	—	Income tax expense
	1	1	Net of tax

Total reclassifications for the period	$1	$(2)

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31, 2025	December 31, 2024

	(In millions)
Foreign currency translation adjustment	$(53)	$(57)
Unrealized gain on post-retirement benefit obligations	9	10
Accumulated other comprehensive loss	$(44)	$(47)

NOTE 16:Commitments and Contingencies

We are a party to various litigation and legal proceedings in the ordinary course of business which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

During 2017 and 2019, the Environmental Protection Agency (“EPA”) granted the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) and the refinery in Woods Cross, Utah (the “Woods Cross Refinery”) each a one-year small refinery exemption from the Renewable Fuel Standard (“RFS”) program requirements for the 2016 and 2018 compliance years. As a result, the Cheyenne Refinery’s and Woods Cross Refinery’s gasoline and diesel production were not subject to the renewable volume obligation for the respective years. Upon each exemption granted, we increased our inventory of RINs and reduced our Cost of sales. On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross Refinery and Cheyenne Refinery for the 2019 and 2020 compliance years.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) has been engaged in discussions with, and has responded to document requests from, the EPA, the United States Department of Justice (the “DOJ”) and the New Mexico Environment Department (“NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and the NMED, and a new consent decree was lodged with the U.S. District Court for the District of New Mexico (the “2025 Consent Decree”) to resolve alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of the 2002 consent decree at the Artesia refinery. The 30-day public comment period for the 2025 Consent Decree has expired, and, on April 25, 2025, the Navajo Matter Government Agencies filed a motion to enter the 2025 Consent Decree with the U.S. District Court. The 2025 Consent Decree will become effective after Court approval.

Under the 2025 Consent Decree, HFS Navajo must pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; and (2) $7 million to the United States and $7 million to the State of New Mexico by January 31, 2026. Separately, on January 29, 2025, HFS Navajo paid stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, resolving alleged noncompliance under the 2002 Consent Decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Quarterly Report on Form 10-Q and the remainder of which must be completed by various deadlines, ending in 2031.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 17:Segment Information

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

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, and terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, and Cushing Connect Pipeline & Terminal LLC, the owner of a pipeline running from Cushing, Oklahoma to Tulsa, Oklahoma, a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

Our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, evaluates the performance of our segments using segment Income (loss) from operations. Amounts included in Income (loss) before income taxes in our consolidated statements of operations and excluded from our performance measure, Income (loss) from operations, include Other income (expense). Other income (expense) includes Earnings of equity method investments, Interest income, Interest expense and other items believed to be non-operating and non-recurring in nature. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures. Intersegment sales are generally derived from transactions made at prevailing market rates.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Three Months Ended March 31, 2025
Sales and other revenues:
Revenues from external customers	$4,923	$94	$686	$638	$29	$—	$6,370
Intersegment revenues and other (1)	728	96	—	—	127	(951)	—
	5,651	190	686	638	156	(951)	6,370
Cost of sales: (2)
Cost of materials and other (3)	5,140	183	652	453	—	(952)	5,476
Lower of cost or market inventory valuation adjustments	(116)	(1)	—	—	—	—	(117)
Operating expenses	461	23	—	64	46	2	596
	5,485	205	652	517	46	(950)	5,955
Selling, general and administrative expenses (2)	54	1	7	36	2	4	104
Depreciation and amortization	137	23	7	22	18	18	225
Other operating expenses, net	5	—	—	—	—	—	5
Income (loss) from operations	$(30)	$(39)	$20	$63	$90	$(23)	$81
Earnings of equity method investments	—	—	—	—	12	(1)	11
Interest income	—	—	—	2	3	4	9
Interest expense	—	(2)	—	—	(3)	(44)	(49)
Other income (expense), net	—	—	—	—	(39)	(14)	(53)
Income (loss) before income taxes	$(30)	$(41)	$20	$65	$63	$(78)	$(1)

Capital expenditures	$58	$1	$6	$10	$9	$2	$86

Three Months Ended March 31, 2024
Sales and other revenues:
Revenues from external customers	$5,373	$179	$776	$676	$23	$—	$7,027
Intersegment revenues and other (1)	831	60	—	2	132	(1,025)	—
	6,204	239	776	678	155	(1,025)	7,027
Cost of sales: (2)
Cost of materials and other (3)	5,475	230	753	493	—	(1,024)	5,927
Lower of cost or market inventory valuation adjustments	(220)	1	—	—	—	—	(219)
Operating expenses	472	26	—	64	46	(1)	607
	5,727	257	753	557	46	(1,025)	6,315
Selling, general and administrative expenses (2)	48	1	8	34	4	8	103
Depreciation and amortization	117	20	6	22	20	13	198
Income (loss) from operations	$312	$(39)	$9	$65	$85	$(21)	$411
Earnings of equity method investments	—	—	—	—	7	—	7
Interest income	—	—	—	2	2	18	22
Interest expense	—	(2)	—	—	(8)	(31)	(41)
Other income (expense), net	—	—	—	—	—	3	3
Income (loss) before income taxes	$312	$(41)	$9	$67	$86	$(31)	$402

Capital expenditures	$55	$3	$8	$5	$8	$10	$89
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

We use certain non-GAAP financial measures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a detailed description of each of the non-GAAP measures used in this MD&A, please refer to the discussion under Reconciliations to Amounts Reported Under GAAP. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this interim report. In addition, this Item 2 should be read in conjunction with our consolidated financial statements and notes within our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Market Developments
For the three months ended March 31, 2025, Net loss attributable to HF Sinclair stockholders was $4 million compared to a Net income attributable to HF Sinclair stockholders of $315 million for the same period last year.

In the Refining segment, while financial results improved from the prior quarter, we continued to see lower refining margins in the Mid-Continent and West regions for the three months ended March 31, 2025. Additionally, our results were impacted by the planned turnaround at our Tulsa refinery. For the second quarter of 2025, we expect to run between 600,000-630,000 barrels per day of crude oil, which reflects the completion of the planned turnaround at our Tulsa refinery, as well as the planned turnaround at our Parco refinery.

In the Renewables segment, while sales volumes declined, we saw improved RINs and Low Carbon Fuel Standard (“LCFS”) prices in the first quarter of 2025. Additionally, we did not recognize a benefit relating to the Producer’s Tax Credit (“PTC”) in the first quarter of 2025 due to uncertainty surrounding the implementation of the legislation. For the second quarter of 2025, we expect comparable RINs and LCFS prices to the current quarter and for our results to continue to be impacted by the uncertainty surrounding implementation of the PTC legislation.

In the Marketing segment, we continued to see strong value in the Sinclair branded sites during the three months ended March 31, 2025 as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually. During the three months ended March 31, 2025, we added 37 net new branded sites.

In the Lubricants & Specialties segment, we saw strong performance driven by sales mix optimization and base oil integration across our portfolio, partially offset by lower sales volume during the three months ended March 31, 2025. For the second quarter of 2025, our results will be impacted by the planned turnaround at our Mississauga facility.

In the Midstream segment, our results continued to benefit from increased volumes, higher pipeline revenues and lower selling, general and administrative expenses during the three months ended March 31, 2025. Additionally, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments.

We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control.

On May 7, 2024, our Board of Directors authorized a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”). The timing and amount of share repurchases under the May 2024 Share Repurchase Program, including those from REH Company, LLC (“REH Company” and together with its affiliate REH Advisors Inc., “REH”), will depend on market conditions and corporate, tax, regulatory and other relevant conditions.

On May 1, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on June 3, 2025 to holders of record of common stock on May 15, 2025.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our Cost of materials and other, with RINs costs totaling $138 million for the three months ended March 31, 2025. At March 31, 2025, our open RINs credit obligations were $46 million.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2025 and 2024 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2024
	2025	2024	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$6,370	$7,027	$(657)	(9)%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,476	5,927	(451)	(8)%
Lower of cost or market inventory valuation adjustments	(117)	(219)	102	(47)%
Operating expenses	596	607	(11)	(2)%
	5,955	6,315	(360)	(6)%
Selling, general and administrative expenses (1)	104	103	1	1%
Depreciation and amortization	225	198	27	14%
Other operating expenses, net	5	—	5	(100)%
Total operating costs and expenses	6,289	6,616	(327)	(5)%
Income from operations	81	411	(330)	(80)%

Other income (expense):
Earnings of equity method investments	11	7	4	57%
Interest income	9	22	(13)	(59)%
Interest expense	(49)	(41)	(8)	20%
Other income (expense), net	(53)	3	(56)	(1,867)%
	(82)	(9)	(73)	811%
Income (loss) before income taxes	(1)	402	(403)	(100)%

Income tax expense:
Current	—	70	(70)	(100)%
Deferred	1	15	(14)	(93)%
	1	85	(84)	(99)%
Net income (loss)	(2)	317	(319)	(101)%
Less: net income attributable to noncontrolling interest	2	2	—	—%
Net income (loss) attributable to HF Sinclair stockholders	$(4)	$315	$(319)	(101)%

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$(0.02)	$1.57	$(1.59)	(101)%
Diluted	$(0.02)	$1.57	$(1.59)	(101)%
Average number of common shares outstanding (in thousands):
Basic	188,488	198,710	(10,222)	(5)%
Diluted	188,488	198,710	(10,222)	(5)%
(1) Exclusive of Depreciation and amortization.
(2) Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	March 31, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$547	$800
Working capital	$2,323	$1,971
Total assets	$16,542	$16,643
Total debt	$2,676	$2,638
Total equity	$9,253	$9,346

Other Financial Data

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net cash provided by (used for) operating activities	$(89)	$317
Net cash used for investing activities	$(85)	$(91)
Net cash used for financing activities	$(80)	$(336)
Capital expenditures	$86	$89
EBITDA (1)	$262	$617
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as Net income (loss) attributable to HF Sinclair stockholders plus (i) Income tax expense, (ii) Interest expense, net of Interest income, and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income (loss) or Income (loss) from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to Net Income (loss) under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Supplemental Segment Operating Data

Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. See Note 17 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

Refining Segment Operating Data

The disaggregation of our refining geographic operating data is presented in two regions, Mid-Continent and West, to best reflect the economic drivers of our refining operations. The Mid-Continent region is comprised of the El Dorado and Tulsa refineries. The West region is comprised of the Puget Sound, Navajo, Woods Cross, Parco and Casper refineries. The following tables set forth information, including non-GAAP performance measures, about our consolidated refinery operations. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relates to inventory held at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024

Mid-Continent Region
Crude charge (BPD) (1)	260,610	259,030
Refinery throughput (BPD) (2)	276,490	273,890
Sales of produced refined products (BPD) (3)	255,360	272,460
Refinery utilization (4)	100.2%	99.6%

Average per produced barrel sold: (5)
Gross margin (6)	$1.21	$7.44

Adjusted refinery gross margin (7)	$7.60	$10.47
Less: operating expenses (8)	7.12	6.40
Adjusted refinery gross margin, less operating expenses	$0.48	$4.07

Operating expenses per throughput barrel (9)	$6.57	$6.37

Feedstocks:
Sweet crude oil	51%	50%
Sour crude oil	25%	25%
Heavy sour crude oil	18%	19%
Other feedstocks and blends	6%	6%
Total	100%	100%

Sales of produced refined products:
Gasolines	53%	52%
Diesel fuels	29%	32%
Jet fuels	8%	6%
Fuel oil	1%	1%
Asphalt	3%	3%
Base oils	4%	4%
LPG and other	2%	2%
Total	100%	100%

	Three Months Ended March 31,
	2025	2024

West Region
Crude charge (BPD) (1)	345,530	345,900
Refinery throughput (BPD) (2)	370,090	369,410
Sales of produced refined products (BPD) (3)	366,430	359,010
Refinery utilization (4)	82.7%	82.8%

Average per produced barrel sold: (5)
Gross margin (6)	$(0.01)	$5.40

Adjusted refinery gross margin (7)	$10.19	$14.39
Less: operating expenses (8)	9.06	9.59
Adjusted refinery gross margin, less operating expenses	$1.13	$4.80

Operating expenses per throughput barrel (9)	$8.97	$9.32

Feedstocks:
Sweet crude oil	31%	32%
Sour crude oil	44%	43%
Heavy sour crude oil	12%	12%
Wax crude oil	6%	7%
Other feedstocks and blends	7%	6%
Total	100%	100%

Sales of produced refined products:
Gasolines	54%	53%
Diesel fuels	33%	32%
Jet fuels	6%	5%
Fuel oil	2%	2%
Asphalt	1%	2%
LPG and other	4%	6%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	606,140	604,930
Refinery throughput (BPD) (2)	646,580	643,300
Sales of produced refined products (BPD) (3)	621,790	631,470
Refinery utilization (4)	89.4%	89.2%

Average per produced barrel sold: (5)
Gross margin (6)	$0.49	$6.28

Adjusted refinery gross margin (7)	$9.12	$12.70
Less: operating expenses (8)	8.26	8.22
Adjusted refinery gross margin, less operating expenses	$0.86	$4.48

Operating expenses per throughput barrel (9)	$7.95	$8.06

Feedstocks:
Sweet crude oil	39%	39%
Sour crude oil	36%	36%
Heavy sour crude oil	15%	15%
Wax crude oil	3%	4%
Other feedstocks and blends	7%	6%
Total	100%	100%

	Three Months Ended March 31,
	2025	2024

Consolidated
Sales of produced refined products:
Gasolines	53%	53%
Diesel fuels	31%	32%
Jet fuels	7%	6%
Fuel oil	2%	1%
Asphalt	2%	2%
Base oils	2%	2%
LPG and other	3%	4%
Total	100%	100%
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
(5)Represents the average amount per produced barrel sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.
(6)Gross margin represents total Refining segment Sales and other revenues less Cost of materials and other, Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced refined products.
(7)Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.
(8)Represents total Refining segment Operating expenses, exclusive of Depreciation and amortization, divided by sales volumes of produced refined products.
(9)Represents total Refining segment Operating expenses, exclusive of Depreciation and amortization, divided by Refinery throughput.

Renewables Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our renewables operations. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced renewables products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024

Renewables
Sales of produced renewables products (in thousand gallons)	44,464	61,172
Average per produced gallon sold: (1)
Gross margin (2)	$(0.86)	$(0.63)

Adjusted renewables gross margin (3)	$0.16	$0.15
Less: operating expenses (4)	0.52	0.43
Adjusted renewables gross margin, less operating expenses	$(0.36)	$(0.28)
(1)Represents the average amount per produced gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.
(2)Gross margin represents total Renewables segment Sales and other revenues less Cost of materials and other, Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced renewables products.
(3)Adjusted renewables gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.
(4)Represents total Renewables segment Operating expenses, exclusive of Depreciation and amortization, divided by sales volumes of renewable diesel produced at our renewable diesel units.

Marketing Segment Operating Data

The following table sets forth information, including non-GAAP performance measures, about our marketing operations and includes our Sinclair branded fuel business. Adjusted marketing gross margin per gallon sold is total Marketing segment gross margin plus Depreciation and amortization, divided by sales volumes of marketing products. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024

Marketing
Number of branded sites at period end (1)	1,664	1,547
Sales of refined products (in thousand gallons)	293,865	321,010
Average per gallon sold: (2)
Gross margin (3)	$0.09	$0.05
Adjusted marketing gross margin (4)	$0.12	$0.07
(1)Includes certain non-Sinclair branded sites.
(2)Represents the average amount per gallon sold, which is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.
(3)Gross margin represents total Marketing segment Sales and other revenues less Cost of materials and other and Depreciation and amortization, divided by sales volumes of marketing products.
(4)Adjusted marketing gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations:

	Three Months Ended March 31,
	2025	2024

Lubricants & Specialties
Sales of produced refined products (BPD)	28,940	31,104

Sales of produced refined products:
Finished products	54%	49%
Base oils	26%	27%
Other	20%	24%
Total	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations:

	Three Months Ended March 31,
	2025	2024

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	163,991	164,628
Affiliates—intermediate pipelines	138,402	138,071
Affiliates—crude pipelines	424,891	441,454
	727,284	744,153
Third parties—refined product pipelines	39,753	36,723
Third parties—crude pipelines	199,023	162,493
	966,060	943,369
Terminals and loading racks: (1)
Affiliates	990,867	1,019,974
Third parties	34,915	33,110
	1,025,782	1,053,084
Total for pipelines and terminals assets (BPD)	1,991,842	1,996,453
(1)Certain volumetric non-financial information has been recast to conform to current year presentation.

Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Summary
Net loss attributable to HF Sinclair stockholders for the three months ended March 31, 2025, was $4 million ($(0.02) per basic and diluted share), a $319 million decrease compared to Net income attributable to HF Sinclair stockholders of $315 million ($1.57 per basic and diluted share) for the three months ended March 31, 2024. The decrease in net income was principally driven by lower adjusted refinery gross margins in both the West and Mid-Continent regions and lower refined product sales volumes. Lower of cost or market inventory valuation adjustments related to our refining and renewables Inventories increased pre-tax earnings by $117 million and $219 million for the three months ended March 31, 2025 and 2024, respectively. Adjusted refinery gross margins for the three months ended March 31, 2025 decreased to $9.12 per produced barrel sold as compared to $12.70 for the three months ended March 31, 2024.

Sales and Other Revenues
Sales and other revenues decreased 9.3% from $7,027 million for the three months ended March 31, 2024, to $6,370 million for the three months ended March 31, 2025, principally due to lower refined product sales prices and volumes. Sales and other revenues included $94 million, $686 million, $638 million and $29 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended March 31, 2025. Sales and other revenues included $179 million, $776 million, $676 million and $23 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended March 31, 2024.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 8% from $5,927 million for the three months ended March 31, 2024, to $5,476 million for the three months ended March 31, 2025, principally due to lower crude oil costs and lower refined product sales volumes.

During the first quarter of 2025, we recognized a Lower of cost or market inventory valuation adjustment benefit of $117 million compared to $219 million during the first quarter of 2024. Within our Lubricants & Specialties segment, the FIFO impact was a benefit of $8 million for the three months ended March 31, 2025 compared to a charge of $1 million for the three months ended March 31, 2024.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold decreased 28% from $12.70 for the three months ended March 31, 2024, to $9.12 for the three months ended March 31, 2025. The decrease was due to lower average sales prices per barrel, partially offset by lower crude oil and feedstock prices during the three months ended March 31, 2025. Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses decreased 2% from $607 million for the three months ended March 31, 2024, to $596 million for the three months ended March 31, 2025, primarily due to lower maintenance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses remained relatively flat and were $104 million and $103 million for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization increased 14% from $198 million for the three months ended March 31, 2024, to $225 million for the three months ended March 31, 2025, principally due to Depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $9 million for the three months ended March 31, 2025, compared to $22 million for the three months ended March 31, 2024. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $49 million for the three months ended March 31, 2025, compared to $41 million for the three months ended March 31, 2024. This increase was primarily due to unrealized losses on precious metal financing arrangements in the first quarter of 2025.

Other Income (Expense), Net
During the three months ended March 31, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments, resulting in a loss on sale of equity method investment of $40 million. Additionally, during the three months ended March 31, 2025, we recognized an early extinguishment loss on debt of $15 million, inclusive of unamortized discount and debt issuance costs, as a result of the tendering and redemption of certain debt (see Note 12 “Debt” in the Notes to the Consolidated Financial Statements for additional information).

Income Taxes
For the three months ended March 31, 2025, we recorded income tax expense of $1 million compared to $85 million for the three months ended March 31, 2024. This decrease was principally due to lower pre-tax income during the three months ended March 31, 2025, compared to the same period of 2024. Our effective tax rates were (205.2)% and 21.3% for the three months ended March 31, 2025 and 2024, respectively. Due to rounding of reported numbers, some amounts may not calculate exactly. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2025 is primarily due to the relationship between pre-tax results, taxable permanent differences and discrete tax adjustments. The difference between the U.S. federal statutory rate and the effective tax rate for the three months ended March 31, 2024 is primarily due to the relationship between pre-tax results and non-taxable permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreements
As of March 31, 2025, we had a $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “HF Sinclair Credit Agreement”). The HF Sinclair Credit Agreement could be used for revolving credit loans and letters of credit from time to time and was available to fund general corporate purposes. At March 31, 2025, we were in compliance with all covenants, had no outstanding borrowings and had outstanding letters of credit totaling a nominal amount under the HF Sinclair Credit Agreement.

Additionally, as of March 31, 2025, our wholly owned subsidiary, HEP, had a $1.2 billion senior secured revolving credit facility maturing in July 2025 (the “HEP Credit Agreement”). The HEP Credit Agreement was available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general corporate purposes. It was also available to fund letters of credit up to a $50 million sub-limit and had an accordion feature that allowed us to increase the commitments under the HEP Credit Agreement up to a maximum amount of $1.7 billion. At March 31, 2025, we were in compliance with all of its covenants, had no outstanding borrowings and had no outstanding letters of credit under the HEP Credit Agreement.

Indebtedness under the HF Sinclair Credit Agreement and the HEP Credit Agreement bore interest, at our option, for borrowings in U.S. dollars at either (a) a base rate equal to the sum of (1) the highest of (i) the prime rate (as publicly announced from time to time by the applicable administrative agent), (ii) the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement and as defined as the “Federal Funds Rate” in the HEP Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for a one-month interest period plus 1%, plus (2) an applicable margin for base rate loans ranging from 0.25% to 1.125%, or (b) the sum of (1) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement and as defined as “Adjusted Term SOFR” in the HEP Credit Agreement) for the applicable interest period, plus (2) an applicable margin for term SOFR loans ranging from 1.25% to 2.125%. The HF Sinclair Credit Agreement allowed for borrowings in Sterling and Euros with similar interest rates. In each case, the applicable margin was based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. The weighted average interest rate in effect under the HEP Credit Agreement on our borrowings was 6.03% as of March 31, 2025.

On April 3, 2025, we terminated the HF Sinclair Credit Agreement and HEP Credit Agreement and entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “New HF Sinclair Credit Agreement”), which also contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the New HF Sinclair Credit Agreement. The New HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, by HF Sinclair as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. Neither HF Sinclair nor HEP paid any prepayment penalties in connection with the termination of the preexisting HF Sinclair Credit Agreement or the HEP Credit Agreement.

Indebtedness under the New HF Sinclair Credit Agreement bears interest, at our option, at either (a) the greatest of (i) the prime rate (as publicly announced from time to time by the administrative agent), (ii) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the New HF Sinclair Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the New HF Sinclair Credit Agreement) for a one-month interest period plus 1%, as applicable, plus an applicable margin (ranging from 0.125% to 1.000%), or (b) at a rate equal to the Spread Adjusted Term SOFR (as defined in the New HF Sinclair Credit Agreement) for the applicable interest period plus an applicable margin (ranging from 1.125% to 2.000%). The applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services, Fitch Ratings, Ltd. and Moody’s Investors Service, Inc.

Senior Notes Offering, Tender Offer and Redemption
On January 23, 2025, HF Sinclair issued an aggregate principal amount of $1.4 billion of senior notes consisting of $650 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “HF Sinclair 5.750% Senior Notes”) and $750 million aggregate principal amount of 6.250% Senior Notes due 2035 (the “HF Sinclair 6.250% Senior Notes,” and together with the “HF Sinclair 5.750% Senior Notes”, the “New HFS Notes”) for net proceeds of approximately $1.38 billion, after deducting the underwriters’ discount and commissions and offering expenses. The New HFS Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

During the period ended March 31, 2025, we used a portion of the funds to complete early settlement of a cash tender offer for $647 million in aggregate principal amount (the “Tender Offer”) as follows:

Maturity Date	Issuer	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

April 2027	HF Sinclair	$150	$153	$3
April 2026	HF Sinclair	449	452	9
April 2026	HollyFrontier	48	49	1
Total		$647	$654	$13

Additionally, during the period ended March 31, 2025, we used net proceeds from the New HFS Notes offering to repay and redeem the following aggregate principal amounts outstanding:
•$350 million under the HEP Credit Agreement due 2025,
•$194 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$155 million of HollyFrontier Corporation’s (“HollyFrontier,” a wholly owned subsidiary) 5.875% Senior Notes due 2026.

We recognized an early extinguishment loss of $15 million, inclusive of unamortized discount and debt issuance costs, as a result of the Tender Offer and redemptions.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity, which is considered an embedded derivative.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with our lenders. At March 31, 2025, there were no letters of credit outstanding under such credit facilities.

See Note 12 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

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

Our liquidity was approximately $3.4 billion at March 31, 2025, consisting of Cash and cash equivalents of $0.5 billion, an undrawn $1.65 billion credit facility under the HF Sinclair Credit Agreement and $1.2 billion available under the HEP Credit Agreement. On April 3, 2025, we entered into the New HF Sinclair Credit Agreement and terminated the HF Sinclair Credit Agreement and HEP Credit Agreement.

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

On May 7, 2024, our Board of Directors approved the May 2024 Share Repurchase Program. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

Cash Flows – Operating Activities

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net cash flows used for operating activities were $89 million for the three months ended March 31, 2025, compared to Net cash flows provided by operating activities of $317 million for the three months ended March 31, 2024, a decrease of $406 million primarily driven by changes in working capital, decreases in net income and higher turnaround spend during the three months ended March 31, 2025. Changes in working capital decreased operating cash flows by $144 million for the three months ended March 31, 2025, and increased operating cash flows by $68 million for the three months ended March 31, 2024. Additionally, for the three months ended March 31, 2025, Turnaround expenditures were $105 million compared to $70 million for the three months ended March 31, 2024.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
For the three months ended March 31, 2025, our Net cash flows used for investing activities were $85 million. Cash expenditures for Properties, plants and equipment for the three months ended March 31, 2025 were $86 million.

For the three months ended March 31, 2024, our Net cash flows used for investing activities were $91 million. Cash expenditures for Properties, plants and equipment for the three months ended March 31, 2024 were $89 million.

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

Expected capital and turnaround cash spending for 2025 is as follows:

Expected Cash Spending
(In millions)
Capital Expenditures:
Refining	$240
Renewables	5
Marketing	30
Lubricants & Specialties	40
Midstream	30
Corporate	20
Turnarounds and catalyst	410
Total sustaining	$775
Growth capital	100
Total	$875

Cash Flows – Financing Activities

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
For the three months ended March 31, 2025, our Net cash flows used for financing activities were $80 million. During the three months ended March 31, 2025, we paid $95 million in Dividends, repaid $350 million under the HEP Credit Agreement and had net proceeds from the issuance and redemption of certain senior notes of $387 million.

For the three months ended March 31, 2024, our Net cash flows used for financing activities were $336 million. During the three months ended March 31, 2024, we repurchased $170 million of our Common stock, paid $99 million in Dividends and repaid $62 million under the HEP Credit Agreement.

Contractual Obligations and Commitments

During the three months ended March 31, 2025, we repaid $350 million under the HEP Credit Agreement, resulting in no outstanding borrowings under the HEP Credit Agreement.

There were no other significant changes to our long-term contractual obligations during this period.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include assessing contingent liabilities for probable losses.

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

As of March 31, 2025, we have the following notional contract volumes related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2025	2026	Unit of Measure

NYMEX futures (WTI) - short	2,415,000	2,415,000	—	Barrels
Forward gasoline and diesel contracts - long	160,000	160,000	—	Barrels
Foreign currency forward contracts	376,238,263	278,179,095	98,059,168	U.S. dollar
Forward commodity contracts (platinum) (1)	34,628	15,524	19,104	Troy ounces
(1)Represents an embedded derivative within our precious metals catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 12 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	March 31,
Derivative Fair Value Gain (Loss)	2025	2024

	(In millions)
10% increase in underlying commodity prices	$(17)	$(21)
10% decrease in underlying commodity prices	$17	$21
Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as defined in Note 12 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2025, is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,704	$2,703	$73

For the variable rates under the HF Sinclair Credit Agreement and the HEP Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2025, there were no outstanding borrowings under the HF Sinclair Credit Agreement or the HEP Credit Agreement. A hypothetical 10% change in interest rates applicable to either credit agreement would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, which we refer to as EBITDA, is calculated as Net income (loss) attributable to HF Sinclair stockholders plus (i) Interest expense, net of Interest income, (ii) Income tax expense and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income (loss) or Income (loss) from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure our operating performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Below is our calculation of EBITDA:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net income (loss) attributable to HF Sinclair stockholders	$(4)	$315
Add: interest expense	49	41
Less: interest income	(9)	(22)
Add: income tax expense	1	85
Add: depreciation and amortization	225	198
EBITDA	$262	$617

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

	Three Months Ended March 31,
	2025	2024

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$5,651	$6,204
Cost of sales (1)	5,485	5,727
Depreciation and amortization	137	117
Gross margin	29	360
Add: lower of cost or market inventory adjustments	(116)	(220)
Add: operating expenses	461	472
Add: depreciation and amortization	137	117
Adjusted refinery gross margin	$511	$729

Sales of produced barrels sold (BPD) (2)	621,790	631,470

Average per produced barrel sold:
Gross margin	$0.49	$6.28
Add: lower of cost or market inventory adjustments	(2.09)	(3.84)
Add: operating expenses	8.26	8.22
Add: depreciation and amortization	2.46	2.04
Adjusted refinery gross margin	$9.12	$12.70
Less: operating expenses	8.26	8.22
Adjusted refinery gross margin, less operating expenses	$0.86	$4.48
(1)Exclusive of Depreciation and amortization.
(2)    Represents barrels sold of refined products produced at our refineries (including Asphalt and intersegment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

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

	Three Months Ended March 31,
	2025	2024

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$190	$239
Cost of sales (1)	205	257
Depreciation and amortization	23	20
Gross margin	(38)	(38)
Add: lower of cost or market inventory adjustments	(1)	1
Add: operating expenses	23	26
Add: depreciation and amortization	23	20
Adjusted renewables gross margin	$7	$9

Sales of produced gallons sold (in thousand gallons)	44,464	61,172

Average per produced gallon sold:
Gross margin	$(0.86)	$(0.63)
Add: lower of cost or market inventory adjustments	(0.02)	0.02
Add: operating expenses	0.52	0.43
Add: depreciation and amortization	0.52	0.33
Adjusted renewables gross margin	$0.16	$0.15
Less: operating expenses	0.52	0.43
Adjusted renewables gross margin, less operating expenses	$(0.36)	$(0.28)
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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended March 31,
	2025	2024

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$686	$776
Cost of sales (1)	652	753
Depreciation and amortization	7	6
Gross margin	27	17
Add: depreciation and amortization	7	6
Adjusted marketing gross margin	$34	$23

Sales of refined products (in thousand gallons)	293,865	321,010

Average per gallon sold:
Gross margin	$0.09	$0.05
Add: depreciation and amortization	0.03	0.02
Adjusted marketing gross margin	$0.12	$0.07
(1) Exclusive of Depreciation and amortization.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Environmental Matters

Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) has been engaged in discussions with, and has responded to document requests from, the EPA, the United States Department of Justice (the “DOJ”) and the New Mexico Environment Department (“NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions have included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and the NMED, and a new consent decree was lodged with the U.S. District Court for the District of New Mexico (the “2025 Consent Decree”) to resolve alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of the 2002 consent decree at the Artesia refinery. The 30-day public comment period for the 2025 Consent Decree has expired, and, on April 25, 2025, the Navajo Matter Government Agencies filed a motion to enter the 2025 Consent Decree with the U.S. District Court. The 2025 Consent Decree will become effective after Court approval.

Under the 2025 Consent Decree, HFS Navajo must pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; and (2) $7 million to the United States and $7 million to the State of New Mexico by January 31, 2026. Separately, on January 29, 2025, HFS Navajo paid stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, resolving alleged noncompliance under the 2002 Consent Decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Quarterly Report on Form 10-Q and the remainder of which must be completed by various deadlines, ending in 2031.

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

Item 1A.Risk Factors
There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. You should carefully consider the risk factors discussed in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

On May 7, 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $214 million remaining under the share purchase program approved by our Board of Directors in August 2023. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company, LLC (“REH Company” and together with its affiliate REH Advisors Inc., “REH”) are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

During the first quarter of 2025, we made no common stock purchases under the May 2024 Share Repurchase Program. As of March 31, 2025, $799 million remained available for share repurchases under the May 2024 Share Repurchase Program.

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

10.1#
Senior Unsecured Multi-Year Revolving Credit Agreement, dated as of April 3, 2025, among HF Sinclair Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 3, 2025, File No. 1-41325).

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

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

*    Filed herewith.
**    Furnished herewith.
++    Filed electronically herewith.
#    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: May 1, 2025	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2025	/s/ Vivek Garg
Vivek Garg
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)