Form 10-Q
period 2025-06-30
HF Sinclair Corp
filed 2025-07-31
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
_________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	DINO	New York Stock Exchange
Common Stock $0.01 par value	DINO	NYSE Texas, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
187,080,559 shares of Common Stock, par value $0.01 per share, were outstanding on July 25, 2025.

FORWARD-LOOKING STATEMENTS

References herein to HF Sinclair Corporation (“HF Sinclair”) include HF Sinclair and its consolidated subsidiaries. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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
•uncertainty regarding the effects and duration of global hostilities, including shipping disruptions in the Red Sea, ongoing conflicts in the Middle East, the Russia-Ukraine war and any associated military campaigns which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;

•general economic conditions, including uncertainties regarding trade policies, such as the imposition or implementation of tariffs, or economic slowdowns caused by a local or national recession or other adverse economic conditions, such as periods of increased or prolonged inflation;
•limitations on our ability to make future dividend payments or effectuate share repurchases due to market conditions and corporate, tax, regulatory and other considerations; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as discussion in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations” and “Liquidity and Capital Resources.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2025	December 31, 2024

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$874	$800
Accounts receivable, net: Product and transportation	1,172	1,074
Crude oil resales	184	177
	1,356	1,251
Inventories: Crude oil and refined products (Note 8)	2,512	2,495
Materials, supplies and other	302	303
	2,814	2,798
Income taxes receivable	54	70
Prepayments and other	75	95
Total current assets	5,173	5,014
Properties, plants and equipment, at cost	11,140	10,931
Less: accumulated depreciation	(4,622)	(4,373)
	6,518	6,558
Operating lease right-of-use assets	363	355
Other assets: Turnaround costs	888	777
Goodwill	2,978	2,977
Intangibles and other	923	962
	4,789	4,716
Total assets	$16,843	$16,643

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,206	$2,236
Income taxes payable	2	3
Operating lease liabilities	84	77
Current debt (Note 11)	—	350
Accrued liabilities (Note 9)	549	377
Total current liabilities	2,841	3,043
Long-term debt, net (Note 11)	2,677	2,288
Noncurrent operating lease liabilities	304	301
Deferred income taxes	1,239	1,224
Other long-term liabilities (Note 9)	434	441
Total liabilities	7,495	7,297

Commitments and Contingencies (Note 15)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional capital	6,011	5,998
Retained earnings	5,184	5,170
Accumulated other comprehensive loss (Note 14)	(20)	(47)
Common stock held in treasury, at cost – 36,151,146 and 34,826,009 shares as of June 30, 2025 and December 31, 2024, respectively	(1,895)	(1,845)
Total HF Sinclair stockholders’ equity	9,282	9,278
Noncontrolling interest	66	68
Total equity	9,348	9,346
Total liabilities and equity	$16,843	$16,643
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in millions except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales and other revenues (Note 3)	$6,784	$7,846	$13,154	$14,873

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,440	6,751	10,916	12,677
Lower of cost or market inventory valuation adjustments (Note 8)	148	(3)	31	(223)
Operating expenses	572	591	1,168	1,199
	6,160	7,339	12,115	13,653
Selling, general and administrative expenses (1)	114	104	218	208
Depreciation and amortization	226	206	451	403
Other operating expenses, net	9	—	14	—
Total operating costs and expenses	6,509	7,649	12,798	14,264
Income from operations	275	197	356	609

Other income (expense):
Earnings of equity method investments	10	8	21	15
Interest income	7	19	16	41
Interest expense	(53)	(45)	(102)	(87)
Other income (expense), net (Note 4)	7	(1)	(46)	2
	(29)	(19)	(111)	(29)
Income before income taxes	246	178	245	580

Income tax expense (Note 10):
Current	32	28	32	99
Deferred	4	(4)	5	11
	36	24	37	110
Net income	210	154	208	470
Less: net income attributable to noncontrolling interest	2	2	4	4
Net income attributable to HF Sinclair stockholders	$208	$152	$204	$466

Earnings per share attributable to HF Sinclair stockholders:
Basic	$1.10	$0.79	$1.07	$2.38
Diluted	$1.10	$0.79	$1.07	$2.38
Average number of common shares outstanding (in thousands):
Basic	188,110	191,510	188,298	195,110
Diluted	188,110	191,510	188,298	195,110
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$210	$154	$208	$470
Other comprehensive income (loss):
Foreign currency translation adjustments	31	(5)	36	(18)
Hedging instruments:
Change in fair value of cash flow hedging instruments	—	(1)	—	(5)
Loss reclassified to net income on settlement of cash flow hedging instruments	—	—	—	4
Net unrealized loss on hedging instruments	—	(1)	—	(1)

Pension and other post-retirement benefit obligations:
Pension plans loss reclassified to net income	—	1	—	—
Post-retirement healthcare plans gain reclassified to net income	(1)	(1)	(2)	(1)
Net change in pension and other post-retirement benefit obligations	(1)	—	(2)	(1)
Other comprehensive income (loss) before income taxes	30	(6)	34	(20)

Income tax expense (benefit)	6	(1)	7	(4)
Other comprehensive income (loss)	24	(5)	27	(16)

Total comprehensive income	234	149	235	454
Less: noncontrolling interest in comprehensive income	2	2	4	4
Comprehensive income attributable to HF Sinclair stockholders	$232	$147	$231	$450

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$208	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	403
Asset impairments	1	—
Lower of cost or market inventory valuation adjustments	31	(223)
Earnings of equity method investments, net of distributions	(1)	(2)
Loss on early extinguishment of debt	16	—
Gain on sale of assets	(1)	(1)
Loss on sale of equity method investment	40	—
Deferred income tax expense	5	11
Equity-based compensation expense	13	11
Change in fair value – derivative instruments	40	(10)
(Increase) decrease in current assets:
Accounts receivable	(96)	57
Inventories	(25)	(29)
Income taxes receivable	17	2
Prepayments and other	3	(11)
Increase (decrease) in current liabilities:
Accounts payable	(22)	(32)
Income taxes payable	—	8
Accrued liabilities	156	33
Turnaround expenditures	(284)	(169)
Other, net	(54)	23
Net cash provided by operating activities	498	541

Cash flows from investing activities:
Additions to properties, plants and equipment	(197)	(173)
Proceeds from sale of assets	2	1
Investment in Osage Pipe Line Company, LLC	—	(5)
Distributions in excess of equity in earnings of equity investments	2	4
Net cash used for investing activities	(193)	(173)

Cash flows from financing activities:
Repayments under credit agreements	(350)	(106)
Proceeds from issuance of senior notes	1,394	—
Redemption of senior notes	(1,007)	—
Purchase of treasury stock	(50)	(541)
Dividends	(190)	(195)
Distributions to noncontrolling interests	(6)	(4)
Payments on finance leases	(8)	(5)
Deferred financing costs	(19)	—
Other, net	(3)	—
Net cash used for financing activities	(239)	(851)

Effect of exchange rate on cash flow	8	(5)
Cash and cash equivalents:
Net change for the period	74	(488)
Cash and cash equivalents at beginning of period	800	1,354
Cash and cash equivalents at end of period	$874	$866

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$(63)	$(84)
Income taxes, net	$(3)	$(89)
Decrease in accrued and unpaid capital expenditures	$(8)	$(5)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Three Months Ended June 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at March 31, 2025	223,231	$2	$6,003	$5,071	$(44)	34,824	$(1,845)	$66	$9,253
Net income	—	—	—	208	—	—	—	2	210
Dividends ($0.50 declared per common share)	—	—	—	(95)	—	—	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	24	—	—	—	24
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(4)	—	—	—
Equity-based compensation	—	—	8	—	—	—	—	—	8
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	1,331	(50)	—	(50)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2025	223,231	$2	$6,011	$5,184	$(20)	36,151	$(1,895)	$66	$9,348

	Three Months Ended June 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at March 31, 2024	223,231	$2	$5,991	$5,595	$(23)	26,077	$(1,358)	$68	$10,275
Net income	—	—	—	152	—	—	—	2	154
Dividends ($0.50 declared per common share)	—	—	—	(97)	—	—	—	—	(97)
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	—	(5)
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(11)	—	—	—
Equity-based compensation	—	—	6	—	—	—	—	—	6
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	6,350	(374)	—	(374)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2024	223,231	$2	$5,997	$5,650	$(28)	32,416	$(1,732)	$68	$9,957
(1)In thousands.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Six Months Ended June 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
Net income	—	—	—	204	—	—	—	4	208
Dividends ($1.00 declared per common share)	—	—	—	(190)	—	—	—	—	(190)
Other comprehensive income, net of tax	—	—	—	—	27	—	—	—	27
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(7)	—	—	—
Equity-based compensation	—	—	13	—	—	—	—	—	13
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	1,332	(50)	—	(50)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2025	223,231	$2	$6,011	$5,184	$(20)	36,151	$(1,895)	$66	$9,348

	Six Months Ended June 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2023	223,231	$2	$5,994	$5,379	$(12)	23,236	$(1,194)	$68	$10,237
Net income	—	—	—	466	—	—	—	4	470
Dividends ($1.00 declared per common share)	—	—	—	(195)	—	—	—	—	(195)
Other comprehensive loss, net of tax	—	—	—	—	(16)	—	—	—	(16)
Issuance of common shares under incentive compensation plans	—	—	(8)	—	—	(159)	8	—	—
Equity-based compensation	—	—	11	—	—	—	—	—	11
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	9,339	(546)	—	(546)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	223,231	$2	$5,997	$5,650	$(28)	32,416	$(1,732)	$68	$9,957
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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,700 branded stations and license the use of the Sinclair brand to more than 300 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Basis of Presentation: The interim consolidated financial statements are unaudited. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of June 30, 2025, the consolidated statements of income, comprehensive income, and equity for the three and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 20, 2025.

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

	June 30, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$2	$5
Properties, plants and equipment, at cost	$103	$103
Accumulated depreciation	$(13)	$(12)
Intangibles and other	$29	$30

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Revenues by type: (1)
Refined product revenues:
Transportation fuels (2)	$5,344	$6,102	$10,305	$11,657
Lubricants and specialty products (3)	583	644	1,180	1,258
Asphalt, fuel oil and other products (4)	393	569	712	1,052
Total refined product revenues	6,320	7,315	12,197	13,967
Excess crude oil revenues (5)	345	437	728	704
Transportation and logistics services	29	27	58	50
Other revenues (6)	90	67	171	152
Total sales and other revenues	$6,784	$7,846	$13,154	$14,873

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Refined product revenues by market: (1)
United States:
Mid-Continent	$2,221	$2,662	$4,346	$5,085
Rocky Mountains	1,370	1,558	2,597	2,958
Northwest	1,290	1,332	2,441	2,550
Southwest	919	1,193	1,773	2,258
Northeast	200	213	432	432
Canada	251	288	468	544
Europe, Asia and Latin America	69	69	140	140
Total refined product revenues	$6,320	$7,315	$12,197	$13,967
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

As of June 30, 2025, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2035. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts under Accounting Standards Codification (ASC) 606-10-50-14A. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2025	2026	2027	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	17	25	18	24	84

Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of June 30, 2025 are presented below:

Contractual Minimum	Remainder of 2025	2026	2027	Thereafter	Total

	(In millions)
Midstream operations revenues	$6	$8	$8	$37	$59

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Loss on sale of equity method investment (1)	$—	$—	$(40)	$—
Loss on early extinguishment of debt	(1)	—	(16)	—
Gain (loss) on foreign currency transactions	1	(1)	2	—
Gain on sale of assets and other	7	—	8	2
Other income (expense), net	$7	$(1)	$(46)	$2
(1)During the six months ended June 30, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments.

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

The carrying amounts of derivative instruments and environmental credit obligations at June 30, 2025 and December 31, 2024 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
June 30, 2025
Assets:
NYMEX futures contracts	$1	$1	$—	$—
Commodity forward contracts	2	—	2	—
Total assets	$3	$1	$2	$—

Liabilities:
Commodity forward contracts	$1	$—	$1	$—
Foreign currency forward contracts	10	—	10	—
Environmental credit obligations	103	—	103	—
Total liabilities	$114	$—	$114	$—

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

Level 2 Fair Value Measurements
Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of foreign currency forward contracts is derived using market quotes for similar type instruments, a Level 2 input. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

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

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income attributable to HF Sinclair stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except share and per share data)
Net income attributable to HF Sinclair stockholders	$208	$152	$204	$466
Less: participating securities’ share in earnings (1)	2	1	2	3
Net income attributable to common shares	$206	$151	$202	$463

Average number of common shares outstanding (in thousands):
Basic	188,110	191,510	188,298	195,110
Diluted	188,110	191,510	188,298	195,110

Basic earnings per share	$1.10	$0.79	$1.07	$2.38
Diluted earnings per share	$1.10	$0.79	$1.07	$2.38
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

NOTE 7:Stock-Based Compensation

We have a principal share-based compensation plan, the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (as amended, the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. Subject to adjustment for certain events, an aggregate of 6,368,930 of these awards may be issued pursuant to awards granted under the 2020 Plan. The restricted stock unit awards generally vest over a period of one to three years. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. The performance share units generally vest at the end of a three-year period and are payable in stock or cash upon meeting certain financial and performance criteria. The number of shares ultimately issued or cash paid for the performance share units can range from zero to 200% of target award amounts. The holders of unvested restricted stock units and performance share units have the right to receive dividends. We also have a stock compensation deferral plan that allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan.

The 2020 Plan compensation costs were $10 million and $6 million for the three months ended June 30, 2025 and 2024, respectively, and $15 million and $12 million for the six months ended June 30, 2025 and 2024, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of restricted stock units and performance share units activity during the six months ended June 30, 2025 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2025	951,690	622,427
Granted (1)	2,394	2,394
Vested	(7,388)	—
Forfeited	(26,593)	—
Outstanding at June 30, 2025	920,103	624,821
(1) Weighted average grant date fair value per unit.	$27.86	$27.86

NOTE 8:Inventories

Inventories consist of the following components:

	June 30, 2025	December 31, 2024

	(In millions)
Crude oil	$824	$799
Other raw materials and unfinished products (1)	751	656
Finished products (2)	1,257	1,329
Lower of cost or market reserve	(320)	(289)
Crude oil and refined products	2,512	2,495

Process chemicals (3)	52	43
Repair and maintenance supplies and other (4)	250	260
Materials, supplies and other	302	303
Total inventories	$2,814	$2,798
(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes environmental credits.

Our Refining and Renewables segment inventories are valued at the lower of last-in, first out cost or market based on market conditions at that time. The following table is a summary of the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2024	$189	$100	$289
Lower of cost or market inventory valuation adjustments	56	(25)	31
Balance at June 30, 2025	$245	$75	$320

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024

	(In millions)
Wage and other employee-related liabilities	$127	$85
Environmental credit obligations	115	17
Accrued interest expense	59	38
Accrued taxes other than income	30	28
Precious metal financing	47	32
Environmental liabilities (1)	22	27
Right-of-use financing lease liabilities	13	11
Derivatives	11	2
Other	125	137
Total accrued liabilities	$549	$377

Other long-term liabilities consist of the following:

	June 30, 2025	December 31, 2024

	(In millions)
Environmental liabilities (1)	$165	$163
Asset retirement obligations	69	66
Right-of-use financing lease liabilities	70	71
Other	130	141
Total other long-term liabilities	$434	$441
(1)    Environmental liability accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities, which are subject to change when the results of ongoing investigations become known, are considered probable and can be reasonably estimated. Environmental remediation expenses were $3 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $2 million for each of the six months ended June 30, 2025 and 2024.

NOTE 10:Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Income before income taxes	$246	$178	$245	$580
Income tax expense	$36	$24	$37	$110
Effective income tax rate (1)	14.5%	13.5%	15.1%	18.9%
(1)    Due to rounding of reported numbers, some amounts may not calculate exactly.

For the three and six months ended June 30, 2025, the effective tax rate was lower than the statutory rate of 21%, primarily due to the relationship between pre-tax results and a discrete tax benefit associated with the revaluation of deferred tax liabilities from state tax changes enacted in the second quarter of 2025. For the three and six months ended June 30, 2024, the effective tax rate was lower than the statutory rate of 21%, primarily due to the relationship between pre-tax results and non-taxable permanent differences.

On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”) into law. Among other things, OBBBA extends the Producer’s Tax Credit under Section 45Z through the end of 2029, indefinitely extends the first-year depreciation allowance on qualified property placed in service after January 19, 2025, and extends and enhances many of the provisions enacted under the 2017 Tax Cuts and Jobs Act. We are still analyzing the impacts of OBBBA.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11:Debt

Credit Agreements
On April 3, 2025, we terminated our $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “Terminated HF Sinclair Credit Agreement”) and the $1.2 billion senior secured revolving credit facility maturing in July 2025 of our wholly owned subsidiary HEP (the “Terminated HEP Credit Agreement”), and we entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”), which also contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. We did not pay any prepayment penalties in connection with the termination of the Terminated HF Sinclair Credit Agreement or the Terminated HEP Credit Agreement. We recognized an early extinguishment loss of $1 million, inclusive of unamortized debt issuance costs.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option, at either (a) the greatest of (i) the prime rate (as publicly announced from time to time by the administrative agent), (ii) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1%, as applicable, plus an applicable margin (ranging from 0.125% to 1.000%), or (b) at a rate equal to the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for the applicable interest period plus an applicable margin (ranging from 1.125% to 2.000%). The applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services, Fitch Ratings, Ltd. and Moody’s Investors Service, Inc.

At June 30, 2025, we were in compliance with all covenants, had no outstanding borrowings and had no outstanding letters of credit under the HF Sinclair Credit Agreement.

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

During the six month period ended June 30, 2025, we used a portion of the funds to complete an early settlement of a cash tender offer for $647 million in aggregate principal amount (the “Tender Offer”) as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$449	$452	$9
6.375% Senior Notes	April 2027	150	153	3
		$599	$605	$12
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	$48	$49	$1
Total		$647	$654	$13

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, during the six month period ended June 30, 2025, we used net proceeds from the New HFS Notes offering to repay and redeem the following aggregate principal amounts outstanding:
•$350 million under the Terminated HEP Credit Agreement due 2025,
•$194 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$155 million of our wholly owned subsidiary, HollyFrontier Corporation’s (“HollyFrontier”) 5.875% Senior Notes due 2026.

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

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity, which is considered an embedded derivative as discussed in Note 12. These financing arrangements are recorded at a Level 2 fair value totaling $47 million and $31 million at June 30, 2025 and December 31, 2024, respectively, and are included in Accrued liabilities on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with our lenders. At June 30, 2025, we had letters of credit totaling a nominal amount under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	June 30, 2025	December 31, 2024

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$154	$797
6.375% Senior Notes	April 2027	250	400
5.000% Senior Notes	February 2028	499	499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	—
6.250% Senior Notes	January 2035	750	—
		2,628	2,021
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	—	203
4.500% Senior Notes	October 2030	75	75
		75	278
HEP Senior Notes:
6.375% Senior Notes	April 2027	—	—
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,704	2,300

Terminated HEP Credit Agreement	July 2025	—	350
Terminated HF Sinclair Credit Agreement	April 2026	—	—
HF Sinclair Credit Agreement	April 2030	—	—
Total Credit Agreements		—	350

Total debt at face value		2,704	2,650
Unamortized discount and debt issuance costs		(27)	(12)
Total debt		2,677	2,638
Current debt		—	(350)
Long-term debt		$2,677	$2,288
(1)As of June 30, 2025 and December 31, 2024, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	June 30, 2025	December 31, 2024

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,725	$2,284

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $1 million for each of the three months ended June 30, 2025 and 2024, and $2 million for each of the six months ended June 30, 2025 and 2024.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

We recognized a nominal amount of unrealized loss in accumulated other comprehensive income and a nominal amount of realized loss reclassified from accumulated other comprehensive income into earnings during each of the three and six months ended June 30, 2025 and 2024.

Economic Hedges
We periodically have commodity contracts, including certain futures contracts based on NYMEX pricing, to lock in prices on forecasted inventory purchases and sales. We periodically have basis swap contracts to mitigate exposure to natural gas price volatility. We periodically have forward purchase and sale contracts to lock in basis spread differentials on forecasted crude oil and refined products purchases, and forward purchase or sale price of crude oil and refined products. We periodically use collar contracts to mitigate exposure to natural gas price volatility; these contracts serve as economic hedges (derivatives used for risk management but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals catalyst financing arrangements discussed in Note 11 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

Gain (Loss) Recognized in Earnings	Statement of Income Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$14	$2	$11	$(19)
	Operating expenses	—	(2)	—	(2)
	Interest expense	(10)	(4)	(15)	(1)
Foreign currency contracts	Other income (expense), net	(18)	4	(18)	14
	Total	$(14)	$—	$(22)	$(8)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025, we have the following notional amounts related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2025	2026	Unit of Measure

Derivatives not designated as hedging instruments:
NYMEX futures (WTI) - short	970,000	970,000	—	Barrels
Forward crude oil contracts - long	640,000	460,000	180,000	Barrels
Forward crude oil contracts - short	368,000	368,000	—	Barrels
Foreign currency forward contracts	522,000,000	240,589,800	281,410,200	Canadian dollar
Forward commodity contracts (platinum)	34,628	7,487	27,141	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
June 30, 2025
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$1	$—	$1	$—	$—	$—
Commodity forward contracts - long	2	—	2	—	—	—
Commodity forward contracts - short	—	—	—	1	—	1
Foreign currency forward contracts	—	—	—	10	—	10
	$3	$—	$3	$11	$—	$11

Total net balance			$3			$11

Balance sheet classification:	Prepayments and other		$3	Accrued liabilities		$11

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
December 31, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1	$—	$1
Commodity forward contracts - long	1	—	1	1	—	1
Foreign currency forward contracts	18	—	18	—	—	—
	$19	$—	$19	$2	$—	$2

Total net balance			$19			$2

Balance sheet classification:	Prepayments and other		$19	Accrued liabilities		$2

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13:Stockholders’ Equity

On May 7, 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company, LLC (“REH Company” and together with its affiliate REH Advisors Inc., “REH”) are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

As of June 30, 2025, we had remaining authorization to repurchase up to $749 million under the May 2024 Share Repurchase Program.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except share data)
Number of shares repurchased (1)	1,329,725	6,348,435	1,329,725	9,279,177
Cash paid for shares repurchased	$50	$371	$50	$537
(1)During the six months ended June 30, 2024, 7,864,761 shares were repurchased for $456 million pursuant to privately negotiated repurchases from REH Company. No such privately negotiated repurchases were made during the six months ended June 30, 2025.

During the six months ended June 30, 2025 and 2024, we withheld 2,351 and 59,626 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

On July 31, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on September 4, 2025 to holders of record of common stock on August 21, 2025.

NOTE 14:Other Comprehensive Income (Loss)

The components and allocated tax effects of Other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Three Months Ended June 30, 2025
Net change in foreign currency translation adjustment	$31	$6	$25
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive income attributable to HF Sinclair stockholders	$30	$6	$24

Three Months Ended June 30, 2024
Net change in foreign currency translation adjustment	$(5)	$(1)	$(4)
Net unrealized loss on hedging instruments	(1)	—	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(6)	$(1)	$(5)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Six Months Ended June 30, 2025
Net change in foreign currency translation adjustment	$36	$6	$30
Net change in pension and other post-retirement benefit obligations	(2)	1	(3)
Other comprehensive income attributable to HF Sinclair stockholders	$34	$7	$27

Six Months Ended June 30, 2024
Net change in foreign currency translation adjustment	$(18)	$(4)	$(14)
Net unrealized loss on hedging instruments	(1)	—	(1)
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(20)	$(4)	$(16)
The following table presents the line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”) and into the consolidated statements of income:

	Three Months Ended June 30,
	2025	2024

AOCI Component	Gain (Loss) Reclassified from AOCI		Statements of Income Line Item

	(In millions)
Other post-retirement benefit obligations:
Pension obligations	$—	$(1)	Other, net
	—	—	Income tax expense (benefit)
	—	(1)	Net of tax

Post-retirement healthcare obligations	1	1	Other, net
	—	—	Income tax expense (benefit)
	1	1	Net of tax

Total reclassifications for the period	$1	$—

	Six Months Ended June 30,
	2025	2024

AOCI Component	Gain (Loss) Reclassified from AOCI		Statements of Income Line Item

	(In millions)
Hedging instruments:
Commodity price swaps	$—	$(4)	Sales and other revenues
	—	(1)	Income tax benefit
	—	(3)	Net of tax

Other post-retirement benefit obligations:
Post-retirement healthcare obligations	2	1	Other, net
	1	—	Income tax expense
	1	1	Net of tax

Total reclassifications for the period	$1	$(2)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30, 2025	December 31, 2024

	(In millions)
Foreign currency translation adjustment	$(27)	$(57)
Unrealized gain on post-retirement benefit obligations	7	10
Accumulated other comprehensive loss	$(20)	$(47)

NOTE 15:Commitments and Contingencies

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) was engaged in discussions with, and responded to document requests from, the EPA, the United States Department of Justice (the “DOJ”) and the New Mexico Environment Department (“NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and the NMED, and a new consent decree was entered with the U.S. District Court for the District of New Mexico on May 5, 2025 (the “2025 Consent Decree”) resolving alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of the 2002 consent decree at the Artesia refinery.

Under the 2025 Consent Decree, HFS Navajo must pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; which was paid as of June 30, 2025, and (2) $7 million to the United States and $7 million to the State of New Mexico, with interest, by January 31, 2026. Separately, on January 29, 2025, HFS Navajo paid stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, resolving alleged noncompliance under the 2002 Consent Decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Quarterly Report on Form 10-Q and the remainder of which must be completed by various deadlines, ending in 2031.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Lubricants & Specialties segment represents Petro-Canada Lubricants’ production operations, located in Mississauga, Ontario, which includes lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants’ business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes specialty lubricant products produced at our Tulsa refineries that are marketed throughout North America and are distributed in Central and South America and the operations of Red Giant Oil, one of the leading suppliers of locomotive engine oil in North America. Also, the Lubricants & Specialties segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The Midstream segment includes all of the operations of our wholly-owned subsidiary HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, and terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, and Cushing Connect Pipeline & Terminal LLC, the owner of a pipeline running from Cushing, Oklahoma to Tulsa, Oklahoma, a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

Our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, evaluates the performance of our segments using segment Income (loss) from operations. Amounts included in Income (loss) before income taxes in our consolidated statements of income and excluded from our performance measure, Income (loss) from operations, include Other income (expense), Other income (expense) includes Earnings of equity method investments, Interest income, Interest expense and other items believed to be non-operating and non-recurring in nature. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures. Intersegment sales are generally derived from transactions made at prevailing market rates.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in our consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Three Months Ended June 30, 2025
Sales and other revenues:
Revenues from external customers	$5,158	$131	$826	$641	$28	$—	$6,784
Intersegment revenues and other (1)	861	127	—	4	129	(1,121)	—
	6,019	258	826	645	157	(1,121)	6,784
Cost of sales: (2)
Cost of materials and other (3)	5,045	238	792	486	—	(1,121)	5,440
Lower of cost or market inventory valuation adjustments	172	(24)	—	—	—	—	148
Operating expenses	441	22	—	63	45	1	572
	5,658	236	792	549	45	(1,120)	6,160
Selling, general and administrative expenses (2)	52	—	9	43	2	8	114
Depreciation and amortization	134	26	7	22	19	18	226
Other operating expenses, net	9	—	—	—	—	—	9
Income (loss) from operations	166	(4)	18	31	91	(27)	275
Earnings of equity method investments	—	—	—	—	9	1	10
Interest income	—	1	—	—	2	4	7
Interest expense	—	(2)	—	—	(1)	(50)	(53)
Other income (expense), net	—	—	—	2	(2)	7	7
Income (loss) before income taxes	$166	$(5)	$18	$33	$99	$(65)	$246

Capital expenditures	$71	$—	$11	$11	$12	$6	$111

Three Months Ended June 30, 2024
Sales and other revenues:
Revenues from external customers	$5,970	$180	$943	$726	$27	$—	$7,846
Intersegment revenues and other (1)	1,008	68	—	5	131	(1,212)	—
	6,978	248	943	731	158	(1,212)	7,846
Cost of sales: (2)
Cost of materials and other (3)	6,291	220	920	531	—	(1,211)	6,751
Lower of cost or market inventory valuation adjustments	—	(3)	—	—	—	—	(3)
Operating expenses	449	25	—	64	51	2	591
	6,740	242	920	595	51	(1,209)	7,339
Selling, general and administrative expenses (2)	51	1	8	39	2	3	104
Depreciation and amortization	122	20	6	23	15	20	206
Income (loss) from operations	65	(15)	9	74	90	(26)	197
Earnings of equity method investments	—	—	—	—	7	1	8
Interest income	—	—	—	2	3	14	19
Interest expense	—	(2)	—	(1)	(9)	(33)	(45)
Other expense, net	—	—	—	—	—	(1)	(1)
Income (loss) before income taxes	$65	$(17)	$9	$75	$91	$(45)	$178

Capital expenditures	$36	$3	$13	$7	$11	$14	$84

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Six Months Ended June 30, 2025
Sales and other revenues:
Revenues from external customers	$10,081	$225	$1,512	$1,278	$58	$—	$13,154
Intersegment revenues and other (1)	1,589	223	—	5	255	(2,072)	—
	11,670	448	1,512	1,283	313	(2,072)	13,154
Cost of sales: (2)
Cost of materials and other (3)	10,185	421	1,444	939	—	(2,073)	10,916
Lower of cost or market inventory valuation adjustments	56	(25)	—	—	—	—	31
Operating expenses	902	45	—	127	91	3	1,168
	11,143	441	1,444	1,066	91	(2,070)	12,115
Selling, general and administrative expenses (2)	106	1	16	79	4	12	218
Depreciation and amortization	271	49	14	44	37	36	451
Other operating expenses, net	14	—	—	—	—	—	14
Income (loss) from operations	136	(43)	38	94	181	(50)	356
Earnings of equity method investments	—	—	—	—	21	—	21
Interest income	—	1	—	2	5	8	16
Interest expense	—	(4)	—	—	(4)	(94)	(102)
Other income (expense), net	—	—	—	2	(41)	(7)	(46)
Income (loss) before income taxes	$136	$(46)	$38	$98	$162	$(143)	$245

Capital expenditures	$130	$1	$16	$20	$21	$9	$197

Six Months Ended June 30, 2024
Sales and other revenues:
Revenues from external customers	$11,343	$360	$1,718	$1,402	$50	$—	$14,873
Intersegment revenues and other (1)	1,839	128	—	8	263	(2,238)	—
	13,182	488	1,718	1,410	313	(2,238)	14,873
Cost of sales: (2)
Cost of materials and other (3)	11,766	450	1,672	1,024	—	(2,235)	12,677
Lower of cost or market inventory valuation adjustments	(221)	(2)	—	—	—	—	(223)
Operating expenses	921	51	—	128	97	2	1,199
	12,466	499	1,672	1,152	97	(2,233)	13,653
Selling, general and administrative expenses (2)	99	3	15	74	6	11	208
Depreciation and amortization	240	40	13	45	35	30	403
Income (loss) from operations	377	(54)	18	139	175	(46)	609
Earnings of equity method investments	—	—	—	—	15	—	15
Interest income	—	1	—	4	5	31	41
Interest expense	—	(3)	—	(1)	(18)	(65)	(87)
Other income, net	—	—	—	—	—	2	2
Income (loss) before income taxes	$377	$(56)	$18	$142	$177	$(78)	$580

Capital expenditures	$92	$6	$20	$12	$19	$24	$173
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

We use certain non-GAAP financial measures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a detailed description of each of the non-GAAP measures used in this MD&A, please refer to the discussion under Reconciliations to Amounts Reported Under GAAP. This Item 2 should be read in conjunction with our consolidated financial statements and the notes thereto included in this interim report. In addition, this Item 2 should be read in conjunction with our consolidated financial statements and notes within our Annual Report on Form 10-K for the year ended December 31, 2024.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,700 branded stations and license the use of the Sinclair brand to more than 300 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Market Developments
For the three months ended June 30, 2025, Net income attributable to HF Sinclair stockholders was $208 million compared to a Net income attributable to HF Sinclair stockholders of $152 million for the same period last year. For the six months ended June 30, 2025, Net income attributable to HF Sinclair stockholders was $204 million compared to $466 million for the six months ended June 30, 2024.

In the Refining segment, we saw improved refining margins leading into summer driving season in both the Mid-Continent and West regions for the three months ended June 30, 2025. Additionally, our results were impacted by the completion of the planned turnarounds at our Tulsa and Parco refineries. For the third quarter of 2025, we expect to run between 615,000-645,000 barrels per day of crude oil, which reflects the planned turnaround at our Puget Sound refinery.

In the Renewables segment, we saw improved margins, partially driven by higher RINs prices in the second quarter of 2025. Additionally, in the second quarter of 2025, we began recognizing partial benefits from the Producer’s Tax Credit (“PTC”) and continue to work to pursue expansion of those benefits. For the third quarter of 2025, we expect to capture additional incremental value from the PTC.

In the Marketing segment, we continued to see strong value in the Sinclair branded sites during the three months ended June 30, 2025 as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually. During the three months ended June 30, 2025, we added 55 net new branded sites.

In the Lubricants & Specialties segment, we continued to see solid performance (excluding first-in, first out (“FIFO”) impacts), driven by sales mix optimization and base oil integration across our portfolio during the three months ended June 30, 2025 and increased sales volumes compared to a quarter ago. Additionally, our results were impacted by the completion of the planned turnaround at our Mississauga facility.

In the Midstream segment, our results continued to benefit from higher pipeline revenues and lower operating expenses, partially offset by lower throughput volumes during the three months ended June 30, 2025.

We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions, including ongoing tariff and trade negotiations, will depend on various factors and consequences beyond our control.

On May 7, 2024, our Board of Directors authorized a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The timing and amount of share repurchases under the May 2024 Share Repurchase Program, including those from REH Company, LLC (“REH Company” and together with its affiliate REH Advisors Inc., “REH”), will depend on market conditions and corporate, tax, regulatory and other relevant conditions.

On July 31, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on September 4, 2025 to holders of record of common stock on August 21, 2025.

One Big Beautiful Bill Act
On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”) into law. Among other things, OBBBA extends the Producer’s Tax Credit under Section 45Z through the end of 2029, indefinitely extends the first-year depreciation allowance on qualified property placed in service after January 19, 2025, and extends and enhances many of the provisions enacted under the 2017 Tax Cuts and Jobs Act. We are still analyzing the impacts of OBBBA.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to increase amounts annually of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our Cost of materials and other, with RINs costs totaling $180 million and $318 million for the three and six months ended June 30, 2025, respectively, compared to $108 million and $214 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025, our open RINs credit obligations were $83 million.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2025 and 2024 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2024
	2025	2024	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$6,784	$7,846	$(1,062)	(14)%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,440	6,751	(1,311)	(19)%
Lower of cost or market inventory valuation adjustments	148	(3)	151	(5,033)%
Operating expenses	572	591	(19)	(3)%
	6,160	7,339	(1,179)	(16)%
Selling, general and administrative expenses (1)	114	104	10	10%
Depreciation and amortization	226	206	20	10%
Other operating expenses, net	9	—	9	(100)%
Total operating costs and expenses	6,509	7,649	(1,140)	(15)%
Income from operations	275	197	78	40%

Other income (expense):
Earnings of equity method investments	10	8	2	25%
Interest income	7	19	(12)	(63)%
Interest expense	(53)	(45)	(8)	18%
Other income (expense), net	7	(1)	8	(800)%
	(29)	(19)	(10)	53%
Income before income taxes	246	178	68	38%

Income tax expense:
Current	32	28	4	14%
Deferred	4	(4)	8	(200)%
	36	24	12	50%
Net income	210	154	56	36%
Less: net income attributable to noncontrolling interest	2	2	—	—%
Net income attributable to HF Sinclair stockholders	$208	$152	$56	37%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$1.10	$0.79	$0.31	39%
Diluted	$1.10	$0.79	$0.31	39%
Average number of common shares outstanding (in thousands):
Basic	188,110	191,510	(3,400)	(2)%
Diluted	188,110	191,510	(3,400)	(2)%

	Six Months Ended June 30,		Change from 2024
	2025	2024	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$13,154	$14,873	$(1,719)	(12)%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	10,916	12,677	(1,761)	(14)%
Lower of cost or market inventory valuation adjustments	31	(223)	254	(114)%
Operating expenses	1,168	1,199	(31)	(3)%
	12,115	13,653	(1,538)	(11)%
Selling, general and administrative expenses (1)	218	208	10	5%
Depreciation and amortization	451	403	48	12%
Other operating expenses, net	14	—	14	(100)%
Total operating costs and expenses	12,798	14,264	(1,466)	(10)%
Income from operations	356	609	(253)	(42)%

Other income (expense):
Earnings of equity method investments	21	15	6	40%
Interest income	16	41	(25)	(61)%
Interest expense	(102)	(87)	(15)	17%
Other income (expense), net	(46)	2	(48)	(2,400)%
	(111)	(29)	(82)	283%
Income before income taxes	245	580	(335)	(58)%

Income tax expense:
Current	32	99	(67)	(68)%
Deferred	5	11	(6)	(55)%
	37	110	(73)	(66)%
Net income	208	470	(262)	(56)%
Less: net income attributable to noncontrolling interest	4	4	—	—%
Net income attributable to HF Sinclair stockholders	$204	$466	$(262)	(56)%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$1.07	$2.38	$(1.31)	(55)%
Diluted	$1.07	$2.38	$(1.31)	(55)%
Average number of common shares outstanding (in thousands):
Basic	188,298	195,110	(6,812)	(3)%
Diluted	188,298	195,110	(6,812)	(3)%
(1) Exclusive of Depreciation and amortization.
(2) Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	June 30, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$874	$800
Working capital	$2,332	$1,971
Total assets	$16,843	$16,643
Total debt	$2,677	$2,638
Total equity	$9,348	$9,346

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Net cash provided by operating activities	$587	$225	$498	$541
Net cash used for investing activities	$(108)	$(82)	$(193)	$(173)
Net cash used for financing activities	$(159)	$(516)	$(239)	$(851)
Capital expenditures	$111	$84	$197	$173
EBITDA (1)	$516	$408	$778	$1,025
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as Net income attributable to HF Sinclair stockholders plus (i) Income tax expense, (ii) Interest expense, net of Interest income, and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure our operating performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to Net Income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Mid-Continent Region
Crude charge (BPD) (1)	252,690	265,810	256,630	262,420
Refinery throughput (BPD) (2)	269,850	281,540	273,150	277,710
Sales of produced refined products (BPD) (3)	259,220	283,190	257,300	277,830
Refinery utilization (4)	97.2%	102.2%	98.7%	100.9%

Average per produced barrel sold: (5)
Gross margin (6)	$2.29	$0.66	$1.76	$3.98

Adjusted refinery gross margin (7)	$15.52	$8.39	$11.61	$9.41
Less: operating expenses (8)	6.28	5.90	6.69	6.15
Adjusted refinery gross margin, less operating expenses	$9.24	$2.49	$4.92	$3.26

Operating expenses per throughput barrel (9)	$6.03	$5.93	$6.31	$6.15

Feedstocks:
Sweet crude oil	50%	56%	50%	53%
Sour crude oil	25%	20%	25%	23%
Heavy sour crude oil	19%	19%	19%	19%
Other feedstocks and blends	6%	5%	6%	5%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	54%	52%	53%
Diesel fuels	32%	30%	31%	31%
Jet fuels	7%	5%	7%	5%
Fuel oil	1%	1%	1%	1%
Asphalt	3%	4%	3%	4%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

West Region
Crude charge (BPD) (1)	363,240	368,920	354,430	357,410
Refinery throughput (BPD) (2)	390,790	395,070	380,500	382,240
Sales of produced refined products (BPD) (3)	389,990	383,060	378,280	371,030
Refinery utilization (4)	86.9%	88.3%	84.8%	85.5%

Average per produced barrel sold: (5)
Gross margin (6)	$4.89	$2.83	$2.53	$4.07

Adjusted refinery gross margin (7)	$17.15	$13.50	$13.80	$13.93
Less: operating expenses (8)	8.23	8.52	8.63	9.04
Adjusted refinery gross margin, less operating expenses	$8.92	$4.98	$5.17	$4.89

Operating expenses per throughput barrel (9)	$8.21	$8.26	$8.58	$8.77

Feedstocks:
Sweet crude oil	30%	37%	31%	35%
Sour crude oil	47%	41%	45%	42%
Heavy sour crude oil	11%	10%	11%	11%
Wax crude oil	5%	6%	6%	6%
Other feedstocks and blends	7%	6%	7%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	51%	53%	52%
Diesel fuels	31%	32%	32%	32%
Jet fuels	6%	6%	6%	6%
Fuel oil	2%	2%	2%	2%
Asphalt	3%	3%	2%	2%
LPG and other	6%	6%	5%	6%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	615,930	634,730	611,060	619,830
Refinery throughput (BPD) (2)	660,640	676,610	653,650	659,950
Sales of produced refined products (BPD) (3)	649,210	666,250	635,580	648,860
Refinery utilization (4)	90.8%	93.6%	90.1%	91.4%

Average per produced barrel sold: (5)
Gross margin (6)	$3.85	$1.90	$2.22	$4.03

Adjusted refinery gross margin (7)	$16.50	$11.33	$12.91	$11.99
Less: operating expenses (8)	7.45	7.41	7.85	7.80
Adjusted refinery gross margin, less operating expenses	$9.05	$3.92	$5.06	$4.19

Operating expenses per throughput barrel (9)	$7.32	$7.29	$7.63	$7.67

Feedstocks:
Sweet crude oil	38%	46%	39%	42%
Sour crude oil	38%	32%	37%	34%
Heavy sour crude oil	14%	13%	14%	14%
Wax crude oil	3%	3%	3%	4%
Other feedstocks and blends	7%	6%	7%	6%
Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Consolidated
Sales of produced refined products:
Gasolines	52%	52%	52%	52%
Diesel fuels	31%	32%	31%	32%
Jet fuels	6%	6%	7%	6%
Fuel oil	2%	1%	2%	1%
Asphalt	2%	3%	2%	3%
Base oils	2%	2%	2%	2%
LPG and other	5%	4%	4%	4%
Total	100%	100%	100%	100%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Renewables
Sales of produced renewables products (in thousand gallons)	54,786	63,557	99,250	124,729
Average per produced gallon sold: (1)
Gross margin (2)	$(0.05)	$(0.21)	$(0.42)	$(0.42)

Adjusted renewables gross margin (3)	$0.36	$0.44	$0.27	$0.30
Less: operating expenses (4)	0.39	0.39	0.45	0.41
Adjusted renewables gross margin, less operating expenses	$(0.03)	$0.05	$(0.18)	$(0.11)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Marketing
Number of branded sites at period end (1)	1,719	1,564	1,719	1,564
Sales of refined products (in thousand gallons)	337,147	357,137	631,012	678,147
Average per gallon sold: (2)
Gross margin (3)	$0.08	$0.05	$0.09	$0.05
Adjusted marketing gross margin (4)	$0.10	$0.06	$0.11	$0.07
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Lubricants & Specialties
Sales of produced refined products (BPD)	31,963	34,915	30,460	33,009

Sales of produced refined products:
Finished products	51%	48%	52%	48%
Base oils	24%	26%	25%	26%
Other	25%	26%	23%	26%
Total	100%	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	145,940	175,824	154,916	170,226
Affiliates—intermediate pipelines	133,296	151,894	135,835	144,982
Affiliates—crude pipelines	383,374	426,036	404,018	433,745
	662,610	753,754	694,769	748,953
Third parties—refined product pipelines	42,458	41,596	41,113	39,159
Third parties—crude pipelines	189,918	200,348	194,445	181,420
	894,986	995,698	930,327	969,532
Terminals and loading racks: (1)
Affiliates	969,791	1,031,238	980,271	800,448
Third parties	41,258	39,602	38,104	36,356
	1,011,049	1,070,840	1,018,375	836,804
Total for pipelines and terminals assets (BPD)	1,906,035	2,066,538	1,948,702	1,806,336
(1)Certain volumetric non-financial information has been recast to conform to current year presentation.

Results of Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Summary
Net income attributable to HF Sinclair stockholders for the three months ended June 30, 2025, was $208 million ($1.10 per basic and diluted share), a $56 million increase compared to Net income attributable to HF Sinclair stockholders of $152 million ($0.79 per basic and diluted share) for the three months ended June 30, 2024. The increase in net income was principally driven by higher adjusted refinery gross margins in both the West and Mid-Continent regions, partially offset by lower refined product sales volumes. Lower of cost or market inventory valuation adjustments related to our Refining and Renewables segment inventories decreased pre-tax earnings by $148 million for the three months ended June 30, 2025 and increased pre-tax earnings by $3 million for the three months ended June 30, 2024. Adjusted refinery gross margins for the three months ended June 30, 2025 increased to $16.50 per produced barrel sold as compared to $11.33 for the three months ended June 30, 2024.

Sales and Other Revenues
Sales and other revenues decreased 14% from $7,846 million for the three months ended June 30, 2024, to $6,784 million for the three months ended June 30, 2025, principally due to lower refined product sales prices and volumes. Sales and other revenues included $131 million, $826 million, $641 million and $28 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended June 30, 2025. Sales and other revenues included $180 million, $943 million, $726 million and $27 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended June 30, 2024.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 19% from $6,751 million for the three months ended June 30, 2024, to $5,440 million for the three months ended June 30, 2025, principally due to lower crude oil costs and lower refined product sales volumes. Within our Lubricants & Specialties segment, the FIFO impact was a charge of $20 million and $14 million for the three months ended June 30, 2025 and 2024, respectively.

During the second quarter of 2025, we recognized a lower of cost or market inventory valuation adjustment charge of $148 million compared to a benefit of $3 million during the second quarter of 2024.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold increased 46% from $11.33 for the three months ended June 30, 2024, to $16.50 for the three months ended June 30, 2025. The increase was due to lower crude oil and feedstock prices, partially offset by lower average sales prices per barrel during the three months ended June 30, 2025. Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses decreased 3% from $591 million for the three months ended June 30, 2024, to $572 million for the three months ended June 30, 2025, primarily due to lower maintenance and other miscellaneous costs, partially offset by higher natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10% from $104 million for the three months ended June 30, 2024 to $114 million for the three months ended June 30, 2025, primarily due to changes in foreign currency exchange rates and higher costs related to information technology, partially offset by other miscellaneous costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 10% from $206 million for the three months ended June 30, 2024, to $226 million for the three months ended June 30, 2025, principally due to Depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $7 million for the three months ended June 30, 2025, compared to $19 million for the three months ended June 30, 2024. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $53 million for the three months ended June 30, 2025, compared to $45 million for the three months ended June 30, 2024. This increase was primarily due to unrealized losses on precious metals financing arrangements in the second quarter of 2025.

Income Taxes
For the three months ended June 30, 2025, Income tax expense of $36 million was recorded on pre-tax income of $246 million, compared to Income tax expense of $24 million on pre-tax income of $178 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, our effective tax rate of 14.5% was lower than the statutory rate of 21%, primarily due to the relationship between pre-tax results and a discrete tax benefit associated with the revaluation of deferred tax liabilities from state tax changes enacted in the second quarter of 2025. For the three months ended June 30, 2024, our effective tax rate of 13.5% was lower than the statutory rate of 21%, primarily due to the relationship between pre-tax results and non-taxable permanent differences. Due to rounding of reported numbers, some amounts may not calculate exactly.

Results of Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Summary
Net income attributable to HF Sinclair stockholders for the six months ended June 30, 2025 was $204 million ($1.07 per basic and diluted share), a $262 million decrease compared to $466 million ($2.38 per basic and diluted share) for the six months ended June 30, 2024. The decrease in Net income attributable to HF Sinclair stockholders was principally driven by Lower of cost or market inventory adjustments. Lower of cost or market inventory adjustments related to our Refining and Renewables segments’ inventories decreased pre-tax earnings by $31 million for the six months ended June 30, 2025 and increased pre-tax earnings by $223 million for the six months ended June 30, 2024. Adjusted refinery gross margins for the six months ended June 30, 2025 increased to $12.91 per produced barrel sold as compared to $11.99 for the six months ended June 30, 2024.

Sales and Other Revenues
Sales and other revenues decreased 12% from $14,873 million for the six months ended June 30, 2024 to $13,154 million for the six months ended June 30, 2025, principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $225 million, $1,512 million, $1,278 million, and $58 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the six months ended June 30, 2025. Sales and other revenues included $360 million, $1,718 million, $1,402 million, and $50 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the six months ended June 30, 2024.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 14% from $12,677 million for the six months ended June 30, 2024 to $10,916 million for the six months ended June 30, 2025, principally due to lower crude oil costs and lower refined product sales volumes. Within our Lubricants & Specialties segment, the FIFO impact was a charge of $12 million and $16 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we recognized a lower of cost or market inventory valuation adjustment charge of $31 million compared to a benefit of $223 million during the six months ended June 30, 2024.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold increased 8% from $11.99 for the six months ended June 30, 2024 to $12.91 for the six months ended June 30, 2025. The increase was due to lower crude oil and feedstock prices, partially offset by lower average sales prices per barrel during the six months ended June 30, 2025. Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses decreased 3% from $1,199 million for the six months ended June 30, 2024, to $1,168 million for the six months ended June 30, 2025, primarily due to lower maintenance and other miscellaneous costs, partially offset by higher natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5% from $208 million for the six months ended June 30, 2024, to $218 million for the six months ended June 30, 2025, primarily due to changes in foreign currency exchange rates and higher costs related to information technology, partially offset by other miscellaneous costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 12% from $403 million for the six months ended June 30, 2024, to $451 million for the six months ended June 30, 2025, principally due to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $16 million for the six months ended June 30, 2025, compared to $41 million for the six months ended June 30, 2024. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $102 million for the six months ended June 30, 2025, compared to $87 million for the six months ended June 30, 2024. This increase was primarily due to unrealized losses on precious metals financing arrangements during the period.

Other Income (Expense), Net
During the six months ended June 30, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments, resulting in a loss on sale of equity method investment of $40 million. Additionally, during the six months ended June 30, 2025, we recognized an early extinguishment loss on debt of $15 million, inclusive of unamortized discount and debt issuance costs, as a result of the tendering and redemption of certain debt (see Note 11 “Debt” in the Notes to the Consolidated Financial Statements for additional information).

Income Taxes
For the six months ended June 30, 2025, Income tax expense of $37 million was recorded on pre-tax income of $245 million, compared to Income tax expense of $110 million on pre-tax income of $580 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, our effective tax rate of 15.1% was lower than the statutory rate of 21%, primarily due to the relationship between pre-tax results and a discrete tax benefit associated with the revaluation of deferred tax liabilities from state tax changes enacted in the second quarter of 2025. For the six months ended June 30, 2024, our effective tax rate of 18.9% was lower than the statutory rate of 21%, primarily due to the relationship between pre-tax results and non-taxable permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreements
On April 3, 2025, we terminated our $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “Terminated HF Sinclair Credit Agreement”) and the $1.2 billion senior secured revolving credit facility maturing in July 2025 of our wholly owned subsidiary HEP (the “Terminated HEP Credit Agreement”), and we entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”), which also contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. We did not pay any prepayment penalties in connection with the termination of the Terminated HF Sinclair Credit Agreement or the Terminated HEP Credit Agreement. We recognized an early extinguishment loss of $1 million, inclusive of unamortized debt issuance costs.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option, at either (a) the greatest of (i) the prime rate (as publicly announced from time to time by the administrative agent), (ii) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1%, as applicable, plus an applicable margin (ranging from 0.125% to 1.000%), or (b) at a rate equal to the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for the applicable interest period plus an applicable margin (ranging from 1.125% to 2.000%). The applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services, Fitch Ratings, Ltd. and Moody’s Investors Service, Inc.

At June 30, 2025, we were in compliance with all covenants, had no outstanding borrowings and had no outstanding letters of credit under the HF Sinclair Credit Agreement.

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

During the six month period ended June 30, 2025, we used a portion of the funds to complete an early settlement of a cash tender offer for $647 million in aggregate principal amount (the “Tender Offer”) as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$449	$452	$9
6.375% Senior Notes	April 2027	150	153	3
		$599	$605	$12
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	$48	$49	$1
Total		$647	$654	$13

Additionally, during the six month period ended June 30, 2025, we used net proceeds from the New HFS Notes offering to repay and redeem the following aggregate principal amounts outstanding:
•$350 million under the Terminated HEP Credit Agreement due 2025,
•$194 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$155 million of our wholly owned subsidiary, HollyFrontier Corporation’s (“HollyFrontier”) 5.875% Senior Notes due 2026.

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

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities with our lenders. At June 30, 2025, we had letters of credit totaling a nominal amount under such credit facilities.

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

Our liquidity was approximately $2.9 billion at June 30, 2025, consisting of Cash and cash equivalents of $0.9 billion and $2.0 billion available under the HF Sinclair Credit Agreement.

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

On May 7, 2024, our Board of Directors approved the May 2024 Share Repurchase Program, which replaced all existing share repurchase programs. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

Cash Flows – Operating Activities

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net cash flows provided by operating activities were $498 million for the six months ended June 30, 2025, compared to $541 million for the six months ended June 30, 2024, a decrease of $43 million primarily driven by higher turnaround spend and other operating activities, partially offset by an increase in net income, net of adjustments to reconcile net income to net cash provided by operating activities during the six months ended June 30, 2025. Changes in working capital increased operating cash flows by $33 million for the six months ended June 30, 2025, and increased operating cash flows by $28 million for the six months ended June 30, 2024. Additionally, for the six months ended June 30, 2025, Turnaround expenditures were $284 million compared to $169 million for the six months ended June 30, 2024.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, our Net cash flows used for investing activities were $193 million. Cash expenditures for Properties, plants and equipment for the six months ended June 30, 2025 were $197 million.

For the six months ended June 30, 2024, our Net cash flows used for investing activities were $173 million. Cash expenditures for Properties, plants and equipment for the six months ended June 30, 2024 were $173 million.

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

Cash Flows – Financing Activities

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, our Net cash flows used for financing activities were $239 million. During the six months ended June 30, 2025, we paid $190 million in Dividends, we repurchased $50 million of our Common stock, repaid $350 million under the Terminated HEP Credit Agreement and had net proceeds from the issuance and redemption of certain senior notes of $387 million.

For the six months ended June 30, 2024, our Net cash flows used for financing activities were $851 million. During the six months ended June 30, 2024, we repurchased $541 million of our Common stock, paid $195 million in Dividends and repaid $106 million under the Terminated HEP Credit Agreement.

Contractual Obligations and Commitments

On April 3, 2025, we entered into the HF Sinclair Credit Agreement and terminated the Terminated HF Sinclair Credit Agreement and Terminated HEP Credit Agreement. During the six months ended June 30, 2025, we repaid $350 million under the Terminated HEP Credit Agreement.

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

RISK MANAGEMENT

We have a risk management oversight committee consisting of members from our senior management. This committee oversees our enterprise risk program, monitors our risk environment and provides direction for activities to mitigate identified risks that may adversely affect the achievement of our goals.

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

As of June 30, 2025, we have the following notional amounts related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2025	2026	Unit of Measure

NYMEX futures (WTI) - short	970,000	970,000	—	Barrels
Forward crude oil contracts - long	640,000	460,000	180,000	Barrels
Forward crude oil contracts - short	368,000	368,000	—	Barrels
Foreign currency forward contracts	522,000,000	240,589,800	281,410,200	Canadian dollar
Forward commodity contracts (platinum) (1)	34,628	7,487	27,141	Troy ounces
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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	June 30,
Derivative Fair Value Gain (Loss)	2025	2024

	(In millions)
10% increase in underlying commodity prices	$(6)	$(15)
10% decrease in underlying commodity prices	$6	$15

Financial information of the counterparties is reviewed in order to evaluate and monitor their financial stability and assess their ongoing ability to honor their commitments under the derivative contracts. We have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their commitments.

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as defined in Note 11 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2025, is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,704	$2,725	$68

For the variable rate under the HF Sinclair Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2025, there were no amounts outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rate applicable to the HF Sinclair Credit Agreement would not materially affect cash flows.

Operational Interruption Risk Management
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

Below is our calculation of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Net income attributable to HF Sinclair stockholders	$208	$152	$204	$466
Add: interest expense	53	45	102	87
Less: interest income	(7)	(19)	(16)	(41)
Add: income tax expense	36	24	37	110
Add: depreciation and amortization	226	206	451	403
EBITDA	$516	$408	$778	$1,025

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted refinery gross margin is a non-GAAP performance measure that is used by our management and others to compare our refining performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our refining performance on a relative and absolute basis, including against publicly available crack spread data. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced refined products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to inventory held at the end of the period. Adjusted refinery gross margin is a non-GAAP performance measure and should not be considered in isolation or as a substitute for Refining segment gross margin. The GAAP measure most directly comparable to adjusted refinery gross margin is Refining segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Refining segment gross margin to adjusted refinery gross margin to adjusted refinery gross margin per produced barrel sold and adjusted refinery gross margin, less operating expenses per produced barrel sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$6,019	$6,978	$11,670	$13,182
Cost of sales (1)	5,658	6,740	11,143	12,466
Depreciation and amortization	134	122	271	240
Gross margin	227	116	256	476
Add: lower of cost or market inventory adjustments	172	—	56	(221)
Add: operating expenses	441	449	902	921
Add: depreciation and amortization	134	122	271	240
Adjusted refinery gross margin	$974	$687	$1,485	$1,416

Sales of produced barrels sold (BPD) (2)	649,210	666,250	635,580	648,860

Average per produced barrel sold:
Gross margin	$3.85	$1.90	$2.22	$4.03
Add: lower of cost or market inventory adjustments	2.93	—	0.49	(1.87)
Add: operating expenses	7.45	7.41	7.85	7.80
Add: depreciation and amortization	2.27	2.02	2.35	2.03
Adjusted refinery gross margin	$16.50	$11.33	$12.91	$11.99
Less: operating expenses	7.45	7.41	7.85	7.80
Adjusted refinery gross margin, less operating expenses	$9.05	$3.92	$5.06	$4.19
(1)Exclusive of Depreciation and amortization.
(2)Represents barrels sold of refined products produced at our refineries (including Asphalt and intersegment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.

Reconciliation of renewables operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in financial statements.

Adjusted renewables gross margin is a non-GAAP performance measure that is used by our management and others to compare our renewables performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our renewables performance on a relative and absolute basis. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced renewables products. This margin measure does not include the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Adjusted renewables gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Renewables segment gross margin. The GAAP measure most directly comparable to adjusted renewables gross margin is Renewables segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Renewables segment gross margin to adjusted renewables gross margin to adjusted renewables gross margin per produced gallon sold and adjusted renewables gross margin, less operating expenses per produced gallon sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$258	$248	$448	$488
Cost of sales (1)	236	242	441	499
Depreciation and amortization	26	20	49	40
Gross margin	(4)	(14)	(42)	(51)
Add: lower of cost or market inventory adjustments	(24)	(3)	(25)	(2)
Add: operating expenses	22	25	45	51
Add: depreciation and amortization	26	20	49	40
Adjusted renewables gross margin	$20	$28	$27	$38

Sales of produced gallons sold (in thousand gallons)	54,786	63,557	99,250	124,729

Average per produced gallon sold:
Gross margin	$(0.05)	$(0.21)	$(0.42)	$(0.42)
Add: lower of cost or market inventory adjustments	(0.45)	(0.05)	(0.26)	(0.02)
Add: operating expenses	0.39	0.39	0.45	0.41
Add: depreciation and amortization	0.47	0.31	0.50	0.33
Adjusted renewables gross margin	$0.36	$0.44	$0.27	$0.30
Less: operating expenses	0.39	0.39	0.45	0.41
Adjusted renewables gross margin, less operating expenses	$(0.03)	$0.05	$(0.18)	$(0.11)
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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$826	$943	$1,512	$1,718
Cost of sales (1)	792	920	1,444	1,672
Depreciation and amortization	7	6	14	13
Gross margin	27	17	54	33
Add: depreciation and amortization	7	6	14	13
Adjusted marketing gross margin	$34	$23	$68	$46

Sales of refined products (in thousand gallons)	337,147	357,137	631,012	678,147

Average per gallon sold:
Gross margin	$0.08	$0.05	$0.09	$0.05
Add: depreciation and amortization	0.02	0.01	0.02	0.02
Adjusted marketing gross margin	$0.10	$0.06	$0.11	$0.07
(1) Exclusive of Depreciation and amortization.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Environmental Matters

Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) was engaged in discussions with, and responded to document requests from, the EPA, the United States Department of Justice (the “DOJ”) and the New Mexico Environment Department (“NMED”) (collectively, the “Navajo Matter Government Agencies”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries. The discussions included the following topics: (a) alleged noncompliance with CAA’s National Emission Standards for Hazardous Air Pollutants (“NESHAP”) and New Source Performance Standards (“NSPS”) at the Artesia refinery, which were set forth in a Notice of Violation (“May 2020 NOV”) issued by the EPA in May 2020; (b) a Post Inspection Notice issued in June 2020 by the NMED, alleging noncompliance issues similar to those alleged by the EPA in its May 2020 NOV as well as alleged noncompliance with the State Implementation Plan (“SIP”) and the Title V permit operating programs; (c) an information request issued in September 2020 by the EPA, pursuant to CAA Section 114, related to benzene fenceline monitoring, flare fuel gas, leak detection and repair, storage vessels and tanks, and other information regarding the Artesia refinery; (d) an information request issued by the EPA in May 2021, pursuant to CAA Section 114, requesting additional information and testing related to certain tanks at the Artesia refinery; and (e) informal information requests related to, among other things, the Artesia refinery’s wastewater treatment plant, oil water separators and heat exchangers. In April 2022, June 2023 and August 2023, the EPA alleged additional CAA noncompliance at the Artesia refinery beyond the allegations in the May 2020 NOV, including alleged noncompliance with NESHAP, NSPS, SIP, Title V and other requirements.

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

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and the NMED, and a new consent decree was entered with the U.S. District Court for the District of New Mexico on May 5, 2025 (the “2025 Consent Decree”) resolving alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of the 2002 consent decree at the Artesia refinery.

Under the 2025 Consent Decree, HFS Navajo must pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; which was paid as of June 30, 2025, and (2) $7 million to the United States and $7 million to the State of New Mexico, with interest, by January 31, 2026. Separately, on January 29, 2025, HFS Navajo paid stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, resolving alleged noncompliance under the 2002 Consent Decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Quarterly Report on Form 10-Q and the remainder of which must be completed by various deadlines, ending in 2031.

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

HFS Puget Sound is awaiting a response from the PSR Matter Government Agencies to its October 31, 2024 counteroffer to resolve these issues.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

	(In millions, except share and per share data)
April 2025	—	$—	—	$799
May 2025	616,015	$36.20	616,015	$776
June 2025	713,710	$38.81	713,710	$749
Total for April to June 2025	1,329,725		1,329,725

(1)In May 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors. As of June 30, 2025, we had remaining authorization to repurchase up to $749 million under the May 2024 Share Repurchase Program.

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of HF Sinclair Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed May 15, 2025, File No. 1-41325).

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

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HF SINCLAIR CORPORATION
(Registrant)

Date: July 31, 2025	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2025	/s/ Vivek Garg
Vivek Garg
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)