Form 10-Q
period 2025-09-30
HF Sinclair Corp
filed 2025-10-30
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
183,948,233 shares of Common Stock, par value $0.01 per share, were outstanding on October 24, 2025.

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

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•the demand for and supply of feedstocks, crude oil and refined products, including uncertainty regarding the increasing societal expectations that companies address climate impacts and greenhouse gas emissions;
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
•the effects of current and/or future governmental and environmental regulations and policies, including compliance with, or exemptions from, existing, new and changing environmental, health and safety laws and regulations, related reporting requirements and pipeline integrity programs;
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including without limitation the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 and in conjunction with the discussion in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations” and “Liquidity and Capital Resources.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2025	December 31, 2024

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,451	$800
Accounts receivable, net: Product and transportation	1,220	1,074
Crude oil resales	111	177
	1,331	1,251
Inventories: Crude oil and refined products (Note 8)	2,488	2,495
Materials, supplies and other	295	303
	2,783	2,798
Income taxes receivable	17	70
Prepayments and other	62	95
Total current assets	5,644	5,014
Properties, plants and equipment, at cost	11,253	10,931
Less: accumulated depreciation	(4,741)	(4,373)
	6,512	6,558
Operating lease right-of-use assets	361	355
Other assets: Turnaround costs	840	777
Goodwill	2,978	2,977
Intangibles and other	929	962
	4,747	4,716
Total assets	$17,264	$16,643

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,210	$2,236
Income taxes payable	12	3
Operating lease liabilities	86	77
Current debt (Note 11)	—	350
Accrued liabilities (Note 9)	642	377
Total current liabilities	2,950	3,043
Long-term debt, net (Note 11)	2,768	2,288
Noncurrent operating lease liabilities	301	301
Deferred income taxes	1,285	1,224
Other long-term liabilities (Note 9)	465	441
Total liabilities	7,769	7,297

Commitments and Contingencies (Note 15)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional capital	6,018	5,998
Retained earnings	5,493	5,170
Accumulated other comprehensive loss (Note 14)	(27)	(47)
Common stock held in treasury, at cost – 39,284,989 and 34,826,009 shares as of September 30, 2025 and December 31, 2024, respectively	(2,056)	(1,845)
Total HF Sinclair stockholders’ equity	9,430	9,278
Noncontrolling interest	65	68
Total equity	9,495	9,346
Total liabilities and equity	$17,264	$16,643
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales and other revenues (Note 3)	$7,251	$7,207	$20,405	$22,080

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,692	6,158	16,608	18,835
Lower of cost or market inventory valuation adjustments (Note 8)	66	202	97	(20)
Operating expenses	590	630	1,758	1,828
	6,348	6,990	18,463	20,643
Selling, general and administrative expenses (1)	105	118	323	327
Depreciation and amortization	230	210	681	613
Other operating expenses, net	4	10	18	10
Total operating costs and expenses	6,687	7,328	19,485	21,593
Income (loss) from operations	564	(121)	920	487

Other income (expense):
Earnings of equity method investments	6	8	27	24
Interest income	11	18	27	59
Interest expense	(51)	(40)	(153)	(127)
Other income (expense), net (Note 4)	(2)	4	(48)	5
	(36)	(10)	(147)	(39)
Income (loss) before income taxes	528	(131)	773	448

Income tax expense (benefit) (Note 10):
Current	74	8	106	106
Deferred	49	(65)	54	(54)
	123	(57)	160	52
Net income (loss)	405	(74)	613	396
Less: net income attributable to noncontrolling interest	2	2	6	5
Net income (loss) attributable to HF Sinclair stockholders	$403	$(76)	$607	$391

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$2.15	$(0.40)	$3.21	$2.01
Diluted	$2.15	$(0.40)	$3.21	$2.01
Average number of common shares outstanding (in thousands):
Basic	186,499	189,840	187,688	193,341
Diluted	186,499	189,840	187,688	193,341
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$405	$(74)	$613	$396
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	10	27	(7)
Hedging instruments:
Change in fair value of cash flow hedging instruments	1	—	1	(5)
Reclassifications to net income on settlement of cash flow hedging instruments	—	1	—	5
Net unrealized gain on hedging instruments	1	1	1	—

Pension and other post-retirement benefit obligations:
Pension plans loss reclassified to net income	—	1	—	1
Post-retirement healthcare plans gain reclassified to net income	(1)	(1)	(3)	(3)
Net change in pension and other post-retirement benefit obligations	(1)	—	(3)	(2)
Other comprehensive income (loss) before income taxes	(9)	11	25	(9)

Income tax expense (benefit)	(2)	2	5	(2)
Other comprehensive income (loss)	(7)	9	20	(7)

Total comprehensive income (loss)	398	(65)	633	389
Less: noncontrolling interest in comprehensive income	2	2	6	5
Comprehensive income (loss) attributable to HF Sinclair stockholders	$396	$(67)	$627	$384

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$613	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	613
Asset impairments	1	10
Lower of cost or market inventory valuation adjustments	97	(20)
Earnings of equity method investments, net of distributions	(6)	(7)
Loss on early extinguishment of debt	24	—
Gain on sale of assets	(1)	(2)
Loss on sale of equity method investment	40	—
Deferred income tax expense (benefit)	54	(54)
Equity-based compensation expense	20	15
Change in fair value – derivative instruments	41	(10)
(Increase) decrease in current assets:
Accounts receivable	(73)	395
Inventories	(65)	248
Income taxes receivable	53	9
Prepayments and other	18	23
Increase (decrease) in current liabilities:
Accounts payable	(16)	(184)
Income taxes payable	9	11
Accrued liabilities	157	43
Turnaround expenditures	(315)	(259)
Other, net	(25)	23
Net cash provided by operating activities	1,307	1,250

Cash flows from investing activities:
Additions to properties, plants and equipment	(318)	(297)
Proceeds from sale of assets	5	2
Other, net	(28)	—
Net cash used for investing activities	(341)	(295)

Cash flows from financing activities:
Repayments under credit agreements	(350)	(106)
Proceeds from issuance of senior notes	1,890	—
Redemption of senior notes	(1,416)	—
Purchase of treasury stock, inclusive of excise tax	(216)	(668)
Dividends	(284)	(291)
Distributions to noncontrolling interests	(9)	(6)
Proceeds from commercial financing arrangements	103	—
Payments on finance leases	(12)	(8)
Deferred financing costs	(25)	—
Other, net	(4)	—
Net cash used for financing activities	(323)	(1,079)

Effect of exchange rate on cash flow	8	(1)
Cash and cash equivalents:
Net change for the period	651	(125)
Cash and cash equivalents at beginning of period	800	1,354
Cash and cash equivalents at end of period	$1,451	$1,229

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
Interest	$(127)	$(105)
Income taxes, net	$5	$(86)
Decrease in accrued and unpaid capital expenditures	$—	$(10)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Three Months Ended September 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at June 30, 2025	223,231	$2	$6,011	$5,184	$(20)	36,151	$(1,895)	$66	$9,348
Net income	—	—	—	403	—	—	—	2	405
Dividends ($0.50 declared per common share)	—	—	—	(94)	—	—	—	—	(94)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	—	—	(7)
Equity-based compensation	—	—	7	—	—	—	—	—	7
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	3,134	(161)	—	(161)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2025	223,231	$2	$6,018	$5,493	$(27)	39,285	$(2,056)	$65	$9,495

	Three Months Ended September 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at June 30, 2024	223,231	$2	$5,997	$5,650	$(28)	32,416	$(1,732)	$68	$9,957
Net income (loss)	—	—	—	(76)	—	—	—	2	(74)
Dividends ($0.50 declared per common share)	—	—	—	(95)	—	—	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	9	—	—	—	9
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(2)	—	—	—
Equity-based compensation	—	—	4	—	—	—	—	—	4
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	2,666	(128)	—	(128)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2024	223,231	$2	$6,001	$5,479	$(19)	35,080	$(1,860)	$67	$9,670
(1)In thousands.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
Net income	—	—	—	607	—	—	—	6	613
Dividends ($1.50 declared per common share)	—	—	—	(284)	—	—	—	—	(284)
Other comprehensive income, net of tax	—	—	—	—	20	—	—	—	20
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(7)	—	—	—
Equity-based compensation	—	—	20	—	—	—	—	—	20
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	4,466	(211)	—	(211)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(9)	(9)
Balance at September 30, 2025	223,231	$2	$6,018	$5,493	$(27)	39,285	$(2,056)	$65	$9,495

	Nine Months Ended September 30, 2024
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2023	223,231	$2	$5,994	$5,379	$(12)	23,236	$(1,194)	$68	$10,237
Net income	—	—	—	391	—	—	—	5	396
Dividends ($1.50 declared per common share)	—	—	—	(291)	—	—	—	—	(291)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	—	—	(7)
Issuance of common shares under incentive compensation plans	—	—	(8)	—	—	(161)	8	—	—
Equity-based compensation	—	—	15	—	—	—	—	—	15
Purchase of treasury stock, inclusive of excise tax	—	—	—	—	—	12,005	(674)	—	(674)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2024	223,231	$2	$6,001	$5,479	$(19)	35,080	$(1,860)	$67	$9,670
(1)In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Basis of Presentation

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

Basis of Presentation: The interim consolidated financial statements are unaudited. In management’s opinion, these consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position as of September 30, 2025, the consolidated statements of operations, comprehensive income, and equity for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 20, 2025.

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

In July 2025, ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” was issued offering a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently assessing the impact of this guidance on the consolidated financial statements.

In September 2025, ASU 2025-06, “Internal-Use Software” was issued amending guidance related to the accounting for internal-use software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this guidance on the consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2:Cushing Connect Joint Venture

We, through our wholly owned subsidiary HEP Cushing LLC (“HEP Cushing”), own a 50% interest in Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), a joint venture with Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”). Cushing Connect consists of (i) a 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa refineries, and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”).

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

	September 30, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$2	$5
Properties, plants and equipment, at cost	103	103
Less: accumulated depreciation	(14)	(12)
	89	91
Intangibles and other	28	30

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Revenues by type: (1)
Refined product revenues:
Transportation fuels (2)	$5,667	$5,585	$15,972	$17,242
Lubricants and specialty products (3)	596	610	1,776	1,868
Asphalt, fuel oil and other products (4)	401	540	1,113	1,592
Total refined product revenues	6,664	6,735	18,861	20,702
Excess crude oil revenues (5)	394	360	1,122	1,064
Transportation and logistics services	29	28	87	78
Other revenues (6)	164	84	335	236
Total sales and other revenues	$7,251	$7,207	$20,405	$22,080

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Refined product revenues by market: (1)
United States:
Mid-Continent	$2,440	$2,451	$6,786	$7,536
Rocky Mountains	1,468	1,600	4,065	4,558
Northwest	1,312	1,126	3,753	3,676
Southwest	913	1,019	2,686	3,277
Northeast	204	209	636	641
Canada	260	267	728	811
Europe, Asia and Latin America	67	63	207	203
Total refined product revenues	$6,664	$6,735	$18,861	$20,702
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
(6)Other revenues are principally attributable to our Refining, Marketing and Lubricants & Specialties segments.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2035. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2025	2026	2027	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	10	32	24	27	93

Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals that result in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of September 30, 2025 are presented below:

Contractual Minimum	Remainder of 2025	2026	2027	Thereafter	Total

	(In millions)
Midstream operations revenues	$5	$22	$22	$66	$115

NOTE 4:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Loss on sale of equity method investment (1)	$—	$—	$(40)	$—
Loss on early extinguishment of debt	(8)	—	(24)	—
Gain on foreign currency transactions	1	2	3	1
Gain on sale of assets and other	5	2	13	4
Other income (expense), net	$(2)	$4	$(48)	$5
(1)During the nine months ended September 30, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The carrying amounts of derivative instruments and environmental credit obligations at September 30, 2025 and December 31, 2024 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
September 30, 2025
Assets:
Commodity price swaps	$2	$—	$—	$2
Commodity forward contracts	1	—	1	—
Foreign currency forward contracts	3	—	3	—
Total assets	$6	$—	$4	$2

Liabilities:
Commodity price swaps	$1	$—	$1	$—
Commodity forward contracts	1	—	1	—
Foreign currency forward contracts	4	—	4	—
Environmental credit obligations	73	—	73	—
Total liabilities	$79	$—	$79	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
December 31, 2024
Assets:
Commodity forward contracts	$1	$—	$1	$—
Foreign currency forward contracts	18	—	18	—
Total assets	$19	$—	$19	$—

Liabilities:
NYMEX futures contracts	$1	$1	$—	$—
Commodity forward contracts	1	—	1	—
Environmental credit obligations	10	—	10	—
Total liabilities	$12	$1	$11	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Level 3 Fair Value Measurements
We have commodity price swap contracts that relate to forecasted sales of unleaded gasoline for which quoted forward market prices are not readily available. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location. The forward rate used to value these price swaps is adjusted for regional pricing and grade differentials, a Level 3 input.

Changes in the fair value of our Level 3 assets and liabilities (all related to derivative instruments) for the three and nine months ended September 30, 2025 were nominal and we held no such positions for the three and nine months ended September 30, 2024. A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a nominal fair value change.

NOTE 6:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated as Net income (loss) attributable to HF Sinclair stockholders, adjusted for participating securities’ share in earnings divided by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share includes the incremental shares resulting from certain share-based awards.

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income (loss) attributable to HF Sinclair stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except share and per share data)
Net income (loss) attributable to HF Sinclair stockholders	$403	$(76)	$607	$391
Less: participating securities’ share in earnings (1)	3	1	5	2
Net income (loss) attributable to common shares	$400	$(77)	$602	$389

Average number of common shares outstanding (in thousands):
Basic	186,499	189,840	187,688	193,341
Diluted	186,499	189,840	187,688	193,341

Basic earnings (loss) per share	$2.15	$(0.40)	$3.21	$2.01
Diluted earnings (loss) per share	$2.15	$(0.40)	$3.21	$2.01
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

The 2020 Plan compensation costs were $7 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $22 million and $16 million for the nine months ended September 30, 2025 and 2024, respectively.

A summary of restricted stock units and performance share units activity during the nine months ended September 30, 2025 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2025	951,690	622,427
Granted (1)	2,394	2,394
Vested	(7,714)	—
Forfeited	(32,468)	—
Outstanding at September 30, 2025	913,902	624,821
(1) Weighted average grant date fair value per unit.	$27.86	$38.79

NOTE 8:Inventories

Inventories consist of the following components:

	September 30, 2025	December 31, 2024

	(In millions)
Crude oil	$791	$799
Other raw materials and unfinished products (1)	662	656
Finished products (2)	1,421	1,329
Lower of cost or market reserve	(386)	(289)
Crude oil and refined products	2,488	2,495

Process chemicals (3)	46	43
Repair and maintenance supplies and other (4)	249	260
Materials, supplies and other	295	303
Total inventories	$2,783	$2,798
(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPG’s and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Includes environmental credits.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Refining and Renewables segment inventories are valued at the lower of last-in, first-out cost or market based on market conditions at that time. The following table is a summary of the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2024	$189	$100	$289
Lower of cost or market inventory valuation adjustments	102	(5)	97
Balance at September 30, 2025	$291	$95	$386

NOTE 9:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024

	(In millions)
Wage and other employee-related liabilities	$148	$85
Commercial financing arrangements	103	—
Environmental credit obligations	88	17
Precious metal financing	52	32
Accrued taxes other than income	45	28
Accrued interest expense	35	38
Environmental liabilities (1)	22	27
Right-of-use financing lease liabilities	13	11
Derivatives	5	2
Other	131	137
Total accrued liabilities	$642	$377

Other long-term liabilities consist of the following:

	September 30, 2025	December 31, 2024

	(In millions)
Environmental liabilities (1)	$163	$163
Right-of-use financing lease liabilities	73	71
Asset retirement obligations	70	66
Other	159	141
Total other long-term liabilities	$465	$441
(1)Environmental liability accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities, which are subject to change when the results of ongoing investigations become known, are considered probable and can be reasonably estimated. Environmental remediation expenses were $2 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $4 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10:Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Income (loss) before income taxes	$528	$(131)	$773	$448
Income tax expense (benefit)	$123	$(57)	$160	$52
Effective income tax rate (1)	23.3%	43.6%	20.7%	11.6%
(1)    Due to rounding of reported numbers, some amounts may not calculate exactly.

For the three months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21%, primarily due to the relationship between pre-tax results and the effects of state and local income tax. For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory rate of 21% primarily due to the relationship between pre-tax results and permanent differences and a discrete benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025.

For the three months ended September 30, 2024, the effective tax rate was higher than the statutory rate of 21% primarily due to the benefit of non-taxable permanent differences relative to the pre-tax loss for the quarter. For the nine months ended September 30, 2024, the effective tax rate was lower than the statutory rate of 21% primarily due to the relationship between pre-tax results and non-taxable permanent differences.

On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”) into law. Among other things, OBBBA extends the Producer’s Tax Credit under Section 45Z through the end of 2029, indefinitely extends the first-year depreciation allowance on qualified property placed in service after January 19, 2025, and extends and enhances many of the provisions enacted under the 2017 Tax Cuts and Jobs Act. The enactment of OBBBA will not have a material impact on our results of operations but will affect our financial position by resulting in a reduction of cash taxes paid.

NOTE 11:Debt

Credit Agreements
On April 3, 2025, we terminated our $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “Terminated HF Sinclair Credit Agreement”) and the $1.2 billion senior secured revolving credit facility maturing in July 2025 of our wholly owned subsidiary HEP (the “Terminated HEP Credit Agreement”). Contemporaneously, we entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”), which contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. We did not pay any prepayment penalties in connection with the termination of the Terminated HF Sinclair Credit Agreement or the Terminated HEP Credit Agreement. We recognized an early extinguishment loss of $1 million, inclusive of unamortized debt issuance costs.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option, at either (a) the greater of (i) the prime rate (as publicly announced from time to time by the administrative agent), (ii) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1%, as applicable, plus an applicable margin (ranging from 0.125% to 1.000%), or (b) at a rate equal to the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for the applicable interest period plus an applicable margin (ranging from 1.125% to 2.000%). The applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services, Fitch Ratings, Ltd. and Moody’s Investors Service, Inc.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2025, we were in compliance with all covenants and had no outstanding borrowings under the HF Sinclair Credit Agreement. At September 30, 2025, we had letters of credit outstanding under the HF Sinclair Credit Agreement in the amount of $128 million, which represented commitments and guarantees entered into in the normal course of business. The letters of credit were undrawn as of September 30, 2025.

Senior Notes Offerings, Tender Offers and Redemptions
On January 23, 2025, HF Sinclair issued an aggregate principal amount of $1.4 billion of senior notes consisting of $650 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “HF Sinclair 5.750% Senior Notes”) and $750 million aggregate principal amount of 6.250% Senior Notes due 2035 (the “HF Sinclair 6.250% Senior Notes” and together with the HF Sinclair 5.750% Senior Notes, the “January HFS Notes”) for net proceeds of approximately $1.38 billion, after deducting the underwriters’ discount and commissions and offering expenses. The January HFS Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

We used a portion of the funds to complete the early settlement of cash tender offers for $646 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$448	$452	$9
6.375% Senior Notes	April 2027	150	153	3
		598	605	12
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	48	49	1
Total		$646	$654	$13
Additionally, we used net proceeds from the January HFS Notes offering to repay and redeem the following aggregate principal amounts outstanding:
•$350 million under the Terminated HEP Credit Agreement due 2025,
•$195 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$155 million of our wholly owned subsidiary, HollyFrontier Corporation’s (“HollyFrontier”) 5.875% Senior Notes due 2026.

On August 18, 2025, HF Sinclair issued an aggregate principal amount of $500 million of 5.500% Senior Notes due 2032 (the “HF Sinclair 5.500% Senior Notes”) for net proceeds of approximately $491 million, after deducting the underwriters’ discount and commissions and offering expenses. The HF Sinclair 5.500% Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

We used a portion of the funds from the HF Sinclair 5.500% Senior Notes to complete the early settlement of a cash tender offer for $201 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$37	$37	$1
6.375% Senior Notes	April 2027	164	166	4
Total		$201	$203	$5

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, we used net proceeds from the HF Sinclair 5.500% Senior Notes offering to repay and redeem the remaining balance outstanding of the following aggregate principal amounts:
•$117 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$86 million of HF Sinclair’s and HEP’s 6.375% Senior Notes due 2027.

We recognized an early extinguishment loss of $8 million and $23 million, inclusive of unamortized discount and debt issuance costs, as a result of the tender offers and redemptions for the three and nine months ended September 30, 2025, respectively.

Senior Notes
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

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangement, we must either satisfy the obligation at fair market value or refinance to extend the maturity, which is considered an embedded derivative as discussed in Note 12. These financing arrangements are recorded at a Level 2 fair value totaling $51 million and $31 million at September 30, 2025 and December 31, 2024, respectively, and are included in Accrued liabilities on our consolidated balance sheets. See Note 5 for additional information on Level 2 inputs.

Certain of our wholly owned subsidiaries may, from time to time, enter into buy/sell arrangements in which an inventory repurchase obligation is recognized. As of September 30, 2025, we had $103 million recorded in inventory repurchase obligations related to these commercial financing arrangements, which is included in Accrued liabilities.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At September 30, 2025, we had letters of credit totaling a nominal amount under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	September 30, 2025	December 31, 2024

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$—	$797
6.375% Senior Notes	April 2027	—	400
5.000% Senior Notes	February 2028	499	499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	—
5.500% Senior Notes	September 2032	500	—
6.250% Senior Notes	January 2035	750	—
		2,724	2,021
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	—	203
4.500% Senior Notes	October 2030	75	75
		75	278
HEP Senior Notes:
6.375% Senior Notes	April 2027	—	—
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,800	2,300

Terminated HEP Credit Agreement	July 2025	—	350
Terminated HF Sinclair Credit Agreement	April 2026	—	—
HF Sinclair Credit Agreement	April 2030	—	—
Total Credit Agreements		—	350

Total debt at face value		2,800	2,650
Unamortized discount and debt issuance costs		(32)	(12)
Total debt		2,768	2,638
Current debt		—	(350)
Long-term debt		$2,768	$2,288
(1)As of September 30, 2025 and December 31, 2024, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	September 30, 2025	December 31, 2024

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,861	$2,284

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

We capitalized interest attributable to construction projects of $1 million for each of the three months ended September 30, 2025 and 2024, and $2 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Accounting Hedges
We periodically have swap contracts to lock in basis spread differentials on forecasted purchases of crude oil and forward sales of refined products that lock in the prices of future purchases of crude oil and sales of refined products. These contracts have been designated as accounting hedges and are measured at fair value with offsetting adjustments (gains/losses) recorded directly to other comprehensive income. These fair value adjustments are later reclassified to earnings as the hedging instruments mature.

We recorded $1 million of net unrealized gain in other comprehensive income for each of the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025. No amounts were recognized for the nine months ended September 30, 2024. We reclassified $1 million and $5 million of realized gain from accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2024, respectively. No amounts were reclassified from accumulated other comprehensive income into earnings during each of the three and nine months ended September 30, 2025.

Economic Hedges
We periodically enter into commodity contracts, including certain futures contracts based on NYMEX pricing, to lock in prices on forecasted inventory purchases and sales. We periodically enter into basis swap contracts to mitigate exposure to natural gas price volatility. We periodically enter into forward purchase and sale contracts to lock in basis spread differentials on forecasted crude oil purchases and refined products sales, and forward purchase or sale price of crude oil and refined products. We periodically use collar contracts to mitigate exposure to natural gas price volatility; these contracts serve as economic hedges (derivatives used for risk management but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals catalyst financing arrangements discussed in Note 11 could require repayment under certain conditions based on the future pricing of platinum, which is an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on income due to maturities and fair value adjustments of our economic hedges:

Gain (Loss) Recognized in Earnings	Statements of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$(1)	$15	$10	$(4)
	Operating expenses	—	(1)	—	(3)
	Interest expense	(8)	1	(23)	—
Foreign currency contracts	Other income (expense), net	9	(4)	(9)	9
	Total	$—	$11	$(22)	$2

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, we have the following notional amounts related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2025	2026	Unit of Measure

Derivatives designated as cash flow hedging instruments:
WTI crude oil price swaps - long	400,000	400,000	—	Barrels
Sub-octane gasoline price swaps - short	400,000	400,000	—	Barrels

Derivatives not designated as cash flow hedging instruments:
NYMEX futures (WTI) - short	500,000	500,000	—	Barrels
Forward gasoline and diesel contracts - long	129,200	129,200	—	Barrels
Forward crude oil contracts - long	180,000	—	180,000	Barrels
Foreign currency forward contracts	522,000,000	140,705,100	381,294,900	Canadian dollar
Forward commodity contracts (platinum)	31,733	4,592	27,141	Troy ounces

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
September 30, 2025
Derivatives designated as cash flow hedging instruments:
WTI crude oil price swaps - long	$—	$—	$—	$1	$—	$1
Sub-octane gasoline price swaps - short	2	—	2	—	—	—
	$2	$—	$2	$1	$—	$1

Derivatives not designated as cash flow hedging instruments:
Commodity forward contracts - long	$1	$—	$1	$1	$—	$1
Foreign currency forward contracts	3	—	3	4	—	4
	$4	$—	$4	$5	$—	$5

Total net balance			$6			$6

Balance sheet classification:	Prepayments and other		$6	Accrued liabilities		$6

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
December 31, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1	$—	$1
Commodity forward contracts - long	1	—	1	1	—	1
Foreign currency forward contracts	18	—	18	—	—	—
	$19	$—	$19	$2	$—	$2

Total net balance			$19			$2

Balance sheet classification:	Prepayments and other		$19	Accrued liabilities		$2

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

On September 16, 2025, we repurchased 1,948,558 shares of our outstanding common stock from REH in a privately negotiated transaction under the May 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated September 16, 2025 (the “September 2025 Stock Purchase Agreement”), between us and REH. The price paid under the September 2025 Stock Purchase Agreement was $51.32 per share resulting in an aggregate purchase price of $100 million. The purchase price was funded with cash on hand.

As of September 30, 2025, we had remaining authorization to repurchase up to $589 million under the May 2024 Share Repurchase Program.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except share data)
Number of shares repurchased (1)	3,134,076	2,665,000	4,463,801	11,944,177
Cash paid for shares repurchased	$160	$126	$210	$664
(1)During the three and nine months ended September 30, 2025, 1,948,558 shares were repurchased for $100 million pursuant to privately negotiated purchases from REH. During the nine months ended September 30, 2024, 7,864,761 shares were repurchased for $456 million pursuant to privately negotiated repurchases from REH Company.

During the nine months ended September 30, 2025 and 2024, we withheld 2,444 and 60,116 shares, respectively, of our common stock under the terms of stock-based compensation agreements to provide funds for the payment of payroll and income taxes due at the vesting of share-based awards.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 30, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on December 5, 2025 to holders of record of common stock on November 19, 2025.

NOTE 14:Other Comprehensive Income (Loss)

The components and allocated tax effects of Other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Three Months Ended September 30, 2025
Net change in foreign currency translation adjustment	$(9)	$(2)	$(7)
Net unrealized gain on hedging instruments	1	—	1
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(9)	$(2)	$(7)

Three Months Ended September 30, 2024
Net change in foreign currency translation adjustment	$10	$2	$8
Net unrealized gain on hedging instruments	1	—	1
Other comprehensive income attributable to HF Sinclair stockholders	$11	$2	$9

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Nine Months Ended September 30, 2025
Net change in foreign currency translation adjustment	$27	$5	$22
Net unrealized gain on hedging instruments	1	—	1
Net change in pension and other post-retirement benefit obligations	(3)	—	(3)
Other comprehensive income attributable to HF Sinclair stockholders	$25	$5	$20

Nine Months Ended September 30, 2024
Net change in foreign currency translation adjustment	$(7)	$(2)	$(5)
Net change in pension and other post-retirement benefit obligations	(2)	—	(2)
Other comprehensive loss attributable to HF Sinclair stockholders	$(9)	$(2)	$(7)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”) and into the consolidated statements of operations:

	Three Months Ended September 30,
	2025	2024

AOCI Component	Gain (Loss) Reclassified from AOCI		Statements of Operations Line Item

	(In millions)
Hedging instruments:
Commodity price swaps	$—	$(1)	Sales and other revenues
	—	(1)	Income tax benefit
	—	—	Net of tax

Other post-retirement benefit obligations:
Pension obligations	—	(1)	Other, net
	—	—	Income tax expense (benefit)
	—	(1)	Net of tax

Post-retirement healthcare obligations	1	1	Other, net
	—	—	Income tax expense (benefit)
	1	1	Net of tax

Total reclassifications for the period	$1	$—

	Nine Months Ended September 30,
	2025	2024

AOCI Component	Gain (Loss) Reclassified from AOCI		Statements of Operations Line Item

	(In millions)
Hedging instruments:
Commodity price swaps	$—	$(5)	Sales and other revenues
	—	(1)	Income tax benefit
	—	(4)	Net of tax

Other post-retirement benefit obligations:
Pension obligations	—	(1)	Other, net
	—	—	Income tax expense (benefit)
	—	(1)	Net of tax

Post-retirement healthcare obligations	3	3	Other, net
	1	1	Income tax expense
	2	2	Net of tax

Total reclassifications for the period	$2	$(3)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	September 30, 2025	December 31, 2024

	(In millions)
Foreign currency translation adjustment	$(35)	$(57)
Unrealized gain on post-retirement benefit obligations	7	10
Unrealized gain on hedging instruments	1	—
Accumulated other comprehensive loss	$(27)	$(47)

NOTE 15:Commitments and Contingencies

We are a party to various litigation and legal proceedings in the ordinary course of business which we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

Renewable Fuel Standard
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

On August 22, 2025, the EPA granted, in whole or in part, small refinery exemption requests for our Woods Cross Refinery, our Cheyenne Refinery, our refinery in Casper, Wyoming (the “Casper Refinery”), and our refinery in Sinclair, Wyoming (the “Parco Refinery”) for various compliance years from 2019 to 2024. The EPA also denied, in whole or in part, small refinery exemption requests for the Cheyenne Refinery, the Woods Cross Refinery, the Casper Refinery, and the Parco Refinery for various compliance years from 2019 to 2024.

In October 2025, certain of our subsidiaries filed lawsuits in the DC Circuit to overturn the EPA’s August 2025 denials and other actions. These lawsuits remain pending, and we are unable to estimate the costs we may incur, if any, at this time.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Navajo
HF Sinclair Navajo Refining LLC (“HFS Navajo”) was engaged in discussions with, and responded to document requests from the EPA, the United States Department of Justice (the “DOJ”), and the New Mexico Environment Department (“NMED”) regarding HFS Navajo’s compliance with the Clean Air Act (“CAA”) and underlying regulations, and similar New Mexico laws and regulations, at its Artesia and Lovington, New Mexico refineries.

On January 17, 2025, HFS Navajo reached a settlement agreement with the EPA, DOJ, and NMED, and a new consent decree was entered with the U.S. District Court for the District of New Mexico on May 5, 2025 (the “2025 Consent Decree”) resolving alleged CAA and New Mexico Air Quality Control Act violations as well as alleged violations of a 2002 consent decree at the Artesia refinery.

Under the 2025 Consent Decree, HFS Navajo was required to pay the sum of $34 million as a civil penalty to the United States and the State of New Mexico according to the following schedule: (1) $10 million to the United States, and $10 million to the State of New Mexico within 30 days after the effective date of the 2025 Consent Decree; which were paid in May 2025, and (2) $7 million to the United States and $7 million to the State of New Mexico, with interest, by January 31, 2026; which were paid in October 2025. Separately, on January 29, 2025, HFS Navajo paid stipulated penalties in the amount of $1 million, divided equally between the United States and the State of New Mexico, resolving alleged noncompliance under the 2002 Consent Decree. Finally, HFS Navajo must implement injunctive relief and mitigation measures at an estimated cost of $137 million, including capital investments, at the Artesia refinery, certain of which measures have already been implemented as of the date of filing this Quarterly Report on Form 10-Q and the remainder of which must be completed by various deadlines, ending in 2031.

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

Our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, evaluates the performance of our segments using segment Income (loss) from operations. Amounts included in Income (loss) before income taxes in our consolidated statements of operations and excluded from our performance measure, Income (loss) from operations, include Other income (expense), net. Other income (expense), net includes Earnings of equity method investments, Interest income, Interest expense and other items believed to be non-operating and non-recurring in nature. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures. Intersegment sales are generally derived from transactions made at prevailing market rates.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in our consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Three Months Ended September 30, 2025
Sales and other revenues:
Revenues from external customers	$5,507	$163	$898	$654	$29	$—	$7,251
Intersegment revenues and other (1)	936	114	—	1	131	(1,182)	—
	6,443	277	898	655	160	(1,182)	7,251
Cost of sales: (2)
Cost of materials and other (3)	5,278	267	860	470	—	(1,183)	5,692
Lower of cost or market inventory valuation adjustments	46	20	—	—	—	—	66
Operating expenses	447	22	—	71	50	—	590
	5,771	309	860	541	50	(1,183)	6,348
Selling, general and administrative expenses (2)	53	1	10	36	1	4	105
Depreciation and amortization	139	22	7	26	18	18	230
Other operating expenses, net	4	—	—	—	—	—	4
Income (loss) from operations	476	(55)	21	52	91	(21)	564
Earnings of equity method investments	—	—	—	—	6	—	6
Interest income	—	—	—	2	1	8	11
Interest expense	—	(1)	—	—	(1)	(49)	(51)
Other income (expense), net	—	—	1	—	1	(4)	(2)
Income (loss) before income taxes	$476	$(56)	$22	$54	$98	$(66)	$528

Capital expenditures	$79	$—	$17	$8	$9	$8	$121

Three Months Ended September 30, 2024
Sales and other revenues:
Revenues from external customers	$5,387	$160	$950	$683	$27	$—	$7,207
Intersegment revenues and other (1)	995	105	—	3	137	(1,240)	—
	6,382	265	950	686	164	(1,240)	7,207
Cost of sales: (2)
Cost of materials and other (3)	5,732	237	918	509	—	(1,238)	6,158
Lower of cost or market inventory valuation adjustments	199	3	—	—	—	—	202
Operating expenses	485	25	—	61	59	—	630
	6,416	265	918	570	59	(1,238)	6,990
Selling, general and administrative expenses (2)	55	2	10	38	3	10	118
Depreciation and amortization	123	21	6	22	18	20	210
Asset impairments	—	—	—	—	10	—	10
Income (loss) from operations	(212)	(23)	16	56	74	(32)	(121)
Earnings of equity method investments	—	—	—	—	7	1	8
Interest income	—	1	—	3	3	11	18
Interest expense	—	(2)	—	—	(8)	(30)	(40)
Other income (expense), net	—	—	—	(2)	(1)	7	4
Income (loss) before income taxes	$(212)	$(24)	$16	$57	$75	$(43)	$(131)

Capital expenditures	$71	$1	$13	$11	$16	$12	$124

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Nine Months Ended September 30, 2025
Sales and other revenues:
Revenues from external customers	$15,588	$388	$2,410	$1,932	$87	$—	$20,405
Intersegment revenues and other (1)	2,525	337	—	6	386	(3,254)	—
	18,113	725	2,410	1,938	473	(3,254)	20,405
Cost of sales: (2)
Cost of materials and other (3)	15,463	688	2,304	1,409	—	(3,256)	16,608
Lower of cost or market inventory valuation adjustments	102	(5)	—	—	—	—	97
Operating expenses	1,349	67	—	198	141	3	1,758
	16,914	750	2,304	1,607	141	(3,253)	18,463
Selling, general and administrative expenses (2)	159	2	26	115	5	16	323
Depreciation and amortization	410	71	21	70	55	54	681
Other operating expenses, net	18	—	—	—	—	—	18
Income (loss) from operations	612	(98)	59	146	272	(71)	920
Earnings of equity method investments	—	—	—	—	27	—	27
Interest income	—	1	—	4	6	16	27
Interest expense	—	(5)	—	—	(5)	(143)	(153)
Other income (expense), net	—	—	1	2	(40)	(11)	(48)
Income (loss) before income taxes	$612	$(102)	$60	$152	$260	$(209)	$773

Capital expenditures	$209	$2	$33	$28	$30	$16	$318

Nine Months Ended September 30, 2024
Sales and other revenues:
Revenues from external customers	$16,730	$520	$2,668	$2,084	$78	$—	$22,080
Intersegment revenues and other (1)	2,834	233	—	11	399	(3,477)	—
	19,564	753	2,668	2,095	477	(3,477)	22,080
Cost of sales: (2)
Cost of materials and other (3)	17,497	688	2,591	1,533	—	(3,474)	18,835
Lower of cost or market inventory valuation adjustments	(22)	2	—	—	—	—	(20)
Operating expenses	1,407	76	—	189	156	—	1,828
	18,882	766	2,591	1,722	156	(3,474)	20,643
Selling, general and administrative expenses (2)	154	4	24	112	11	22	327
Depreciation and amortization	363	61	19	67	52	51	613
Asset impairments	—	—	—	—	10	—	10
Income (loss) from operations	165	(78)	34	194	248	(76)	487
Earnings of equity method investments	—	—	—	—	22	2	24
Interest income	—	1	—	6	9	43	59
Interest expense	—	(5)	—	(1)	(26)	(95)	(127)
Other income (expense), net	—	—	—	(1)	—	6	5
Income (loss) before income taxes	$165	$(82)	$34	$198	$253	$(120)	$448

Capital expenditures	$162	$7	$33	$23	$35	$37	$297
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

Market Developments
For the three months ended September 30, 2025, Net income attributable to HF Sinclair stockholders was $403 million compared to a Net loss attributable to HF Sinclair stockholders of $76 million for the same period last year. For the nine months ended September 30, 2025, Net income attributable to HF Sinclair stockholders was $607 million compared to $391 million for the nine months ended September 30, 2024.

In the Refining segment, we continued to see improved refining margins during the third quarter of 2025 in both the Mid-Continent and West regions. Additionally, our results were impacted by the start of the planned turnaround at our Puget Sound refinery. For the fourth quarter of 2025, we expect to run between 550,000-590,000 barrels per day of crude oil, which reflects the completion of the planned turnaround at our Puget Sound refinery.

In the Renewables segment, we saw lower margins, primarily due to elevated feedstock costs in the third quarter of 2025. Additionally, we recognized incrementally more in value from the Producer’s Tax Credit (“PTC”) in the third quarter of 2025. For the fourth quarter of 2025, we expect to capture incrementally more value from the PTC.

In the Marketing segment, we continued to see strong value in the Sinclair branded sites during the three months ended September 30, 2025 as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually.

In the Lubricants & Specialties segment, we continued to see solid performance (excluding first-in, first-out (“FIFO”) impacts), driven by sales mix optimization and base oil integration across our portfolio during the three months ended September 30, 2025 and increased sales volumes compared to a quarter ago.

In the Midstream segment, our results benefited from higher pipeline revenues and throughput volumes and lower operating expenses during the three months ended September 30, 2025 compared to a quarter ago.

We continue to adjust our operational plans to evolving market conditions, including our recent announcement regarding the evaluation of a multi-phased expansion of our Midstream footprint. The extent to which our future results are affected by volatile regional and global economic conditions, including ongoing tariff and trade negotiations, will depend on various factors and consequences beyond our control.

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

On October 30, 2025, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on December 5, 2025 to holders of record of common stock on November 19, 2025.

One Big Beautiful Bill Act
On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”) into law. Among other things, OBBBA extends the Producer’s Tax Credit under Section 45Z through the end of 2029, indefinitely extends the first-year depreciation allowance on qualified property placed in service after January 19, 2025, and extends and enhances many of the provisions enacted under the 2017 Tax Cuts and Jobs Act. The enactment of OBBBA will not have a material impact on our results of operations but will affect our financial position by resulting in a reduction of cash taxes paid.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the Environmental Protection Agency (“EPA”) promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to increase amounts annually of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our Cost of materials and other, with RINs costs totaling $76 million and $394 million for the three and nine months ended September 30, 2025, respectively, compared to $119 million and $334 million for the three and nine months ended September 30, 2024, respectively. Small refinery RINs waivers granted by the EPA increased pre-tax earnings by $171 million for each of the three and nine months ended September 30, 2025, of which $115 million was recognized in Cost of materials and other and $56 million was recognized in Sales and other revenues. At September 30, 2025, our open RINs credit obligations were $44 million.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2025 and 2024 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2024
	2025	2024	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$7,251	$7,207	$44	1%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,692	6,158	(466)	(8)%
Lower of cost or market inventory valuation adjustments	66	202	(136)	(67)%
Operating expenses	590	630	(40)	(6)%
	6,348	6,990	(642)	(9)%
Selling, general and administrative expenses (1)	105	118	(13)	(11)%
Depreciation and amortization	230	210	20	10%
Other operating expenses, net	4	10	(6)	(60)%
Total operating costs and expenses	6,687	7,328	(641)	(9)%
Income (loss) from operations	564	(121)	685	(566)%

Other income (expense):
Earnings of equity method investments	6	8	(2)	(25)%
Interest income	11	18	(7)	(39)%
Interest expense	(51)	(40)	(11)	28%
Other income (expense), net	(2)	4	(6)	(150)%
	(36)	(10)	(26)	260%
Income (loss) before income taxes	528	(131)	659	(503)%

Income tax expense (benefit):
Current	74	8	66	825%
Deferred	49	(65)	114	(175)%
	123	(57)	180	(316)%
Net income (loss)	405	(74)	479	(647)%
Less: net income attributable to noncontrolling interest	2	2	—	—%
Net income (loss) attributable to HF Sinclair stockholders	$403	$(76)	$479	(630)%

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$2.15	$(0.40)	$2.55	(638)%
Diluted	$2.15	$(0.40)	$2.55	(638)%
Average number of common shares outstanding (in thousands):
Basic	186,499	189,840	(3,341)	(2)%
Diluted	186,499	189,840	(3,341)	(2)%

	Nine Months Ended September 30,		Change from 2024
	2025	2024	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$20,405	$22,080	$(1,675)	(8)%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	16,608	18,835	(2,227)	(12)%
Lower of cost or market inventory valuation adjustments	97	(20)	117	(585)%
Operating expenses	1,758	1,828	(70)	(4)%
	18,463	20,643	(2,180)	(11)%
Selling, general and administrative expenses (1)	323	327	(4)	(1)%
Depreciation and amortization	681	613	68	11%
Other operating expenses, net	18	10	8	80%
Total operating costs and expenses	19,485	21,593	(2,108)	(10)%
Income from operations	920	487	433	89%

Other income (expense):
Earnings of equity method investments	27	24	3	13%
Interest income	27	59	(32)	(54)%
Interest expense	(153)	(127)	(26)	20%
Other income (expense), net	(48)	5	(53)	(1,060)%
	(147)	(39)	(108)	277%
Income before income taxes	773	448	325	73%

Income tax expense (benefit):
Current	106	106	—	—%
Deferred	54	(54)	108	(200)%
	160	52	108	208%
Net income	613	396	217	55%
Less: net income attributable to noncontrolling interest	6	5	1	20%
Net income attributable to HF Sinclair stockholders	$607	$391	$216	55%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$3.21	$2.01	$1.20	60%
Diluted	$3.21	$2.01	$1.20	60%
Average number of common shares outstanding (in thousands):
Basic	187,688	193,341	(5,653)	(3)%
Diluted	187,688	193,341	(5,653)	(3)%
(1) Exclusive of Depreciation and amortization.
(2) Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	September 30, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$1,451	$800
Working capital	$2,694	$1,971
Total assets	$17,264	$16,643
Total debt	$2,768	$2,638
Total equity	$9,495	$9,346

Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Net cash provided by operating activities	$809	$709	$1,307	$1,250
Net cash used for investing activities	$(148)	$(122)	$(341)	$(295)
Net cash used for financing activities	$(84)	$(228)	$(323)	$(1,079)
Capital expenditures	$121	$124	$318	$297
EBITDA (1)	$796	$99	$1,574	$1,124
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Mid-Continent Region
Crude charge (BPD) (1)	280,240	263,170	264,580	262,670
Refinery throughput (BPD) (2)	296,220	279,210	280,920	278,210
Sales of produced refined products (BPD) (3)	281,040	274,870	265,300	276,830
Refinery utilization (4)	107.8%	101.2%	101.8%	101.0%

Average per produced barrel sold: (5)
Gross margin (6)	$8.08	$(3.91)	$4.01	$1.35

Adjusted refinery gross margin (7)	$17.50	$9.38	$13.71	$9.40
Less: operating expenses (8)	6.20	6.56	6.52	6.28
Adjusted refinery gross margin, less operating expenses	$11.30	$2.82	$7.19	$3.12

Operating expenses per throughput barrel (9)	$5.88	$6.45	$6.15	$6.25

Feedstocks:
Sweet crude oil	52%	54%	51%	53%
Sour crude oil	27%	24%	25%	23%
Heavy sour crude oil	16%	16%	18%	18%
Other feedstocks and blends	5%	6%	6%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	50%	51%	52%
Diesel fuels	32%	31%	32%	31%
Jet fuels	7%	7%	7%	6%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	5%	3%	4%
Base oils	4%	3%	4%	4%
LPG and other	2%	3%	2%	2%
Total	100%	100%	100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

West Region
Crude charge (BPD) (1)	358,810	343,840	355,910	352,860
Refinery throughput (BPD) (2)	384,860	370,540	381,960	378,310
Sales of produced refined products (BPD) (3)	380,100	379,530	378,890	373,890
Refinery utilization (4)	85.8%	82.3%	85.1%	84.4%

Average per produced barrel sold: (5)
Gross margin (6)	$9.30	$(1.67)	$4.82	$2.11

Adjusted refinery gross margin (7)	$20.38	$11.82	$16.02	$13.21
Less: operating expenses (8)	8.18	9.15	8.48	9.08
Adjusted refinery gross margin, less operating expenses	$12.20	$2.67	$7.54	$4.13

Operating expenses per throughput barrel (9)	$8.08	$9.37	$8.41	$8.97

Feedstocks:
Sweet crude oil	33%	34%	32%	34%
Sour crude oil	44%	44%	45%	43%
Heavy sour crude oil	11%	9%	11%	10%
Wax crude oil	5%	6%	5%	6%
Other feedstocks and blends	7%	7%	7%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	53%	52%	52%
Diesel fuels	32%	31%	33%	32%
Jet fuels	6%	6%	6%	6%
Fuel oil	2%	1%	2%	2%
Asphalt	3%	3%	2%	2%
LPG and other	6%	6%	5%	6%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	639,050	607,010	620,490	615,530
Refinery throughput (BPD) (2)	681,080	649,750	662,880	656,520
Sales of produced refined products (BPD) (3)	661,140	654,400	644,190	650,720
Refinery utilization (4)	94.3%	89.5%	91.5%	90.8%

Average per produced barrel sold: (5)
Gross margin (6)	$8.78	$(2.62)	$4.49	$1.79

Adjusted refinery gross margin (7)	$19.16	$10.79	$15.07	$11.59
Less: operating expenses (8)	7.34	8.06	7.67	7.89
Adjusted refinery gross margin, less operating expenses	$11.82	$2.73	$7.40	$3.70

Operating expenses per throughput barrel (9)	$7.12	$8.12	$7.45	$7.82

Feedstocks:
Sweet crude oil	42%	42%	40%	42%
Sour crude oil	36%	36%	37%	34%
Heavy sour crude oil	13%	12%	14%	14%
Wax crude oil	3%	3%	3%	4%
Other feedstocks and blends	6%	7%	6%	6%
Total	100%	100%	100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Consolidated
Sales of produced refined products:
Gasolines	51%	52%	52%	52%
Diesel fuels	31%	31%	31%	32%
Jet fuels	7%	7%	7%	6%
Fuel oil	2%	1%	2%	1%
Asphalt	3%	4%	2%	3%
Base oils	2%	1%	2%	2%
LPG and other	4%	4%	4%	4%
Total	100%	100%	100%	100%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Renewables
Sales of produced renewables products (in thousand gallons)	57,159	68,755	156,408	193,484
Average per produced gallon sold: (1)
Gross margin (2)	$(0.94)	$(0.32)	$(0.61)	$(0.38)

Adjusted renewables gross margin (3)	$0.18	$0.41	$0.24	$0.34
Less: operating expenses (4)	0.39	0.36	0.43	0.39
Adjusted renewables gross margin, less operating expenses	$(0.21)	$0.05	$(0.19)	$(0.05)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Marketing
Number of branded sites at period end (1)	1,705	1,586	1,705	1,586
Sales of refined products (in thousand gallons)	360,482	365,036	991,494	1,043,183
Average per gallon sold: (2)
Gross margin (3)	$0.09	$0.07	$0.09	$0.06
Adjusted marketing gross margin (4)	$0.11	$0.09	$0.11	$0.07
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Lubricants & Specialties
Sales of produced refined products (BPD)	32,008	32,914	30,981	32,977

Sales of produced refined products:
Finished products	49%	45%	51%	47%
Base oils	26%	27%	25%	27%
Other	25%	28%	24%	26%
Total	100%	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	141,617	156,346	150,434	165,566
Affiliates—intermediate pipelines	139,868	145,236	137,194	145,068
Affiliates—crude pipelines	464,323	459,273	424,426	442,317
	745,808	760,855	712,054	752,951
Third parties—refined product pipelines	37,754	39,190	39,981	39,170
Third parties—crude pipelines	195,994	240,496	194,882	201,256
	979,556	1,040,541	946,917	993,377
Terminals and loading racks: (1)
Affiliates	1,045,066	1,019,229	1,002,107	1,030,624
Third parties	39,705	40,124	38,643	37,621
	1,084,771	1,059,353	1,040,750	1,068,245
Total for pipelines and terminal assets (BPD)	2,064,327	2,099,894	1,987,667	2,061,622
(1)Certain volumetric non-financial information has been recast to conform to current year presentation.

Results of Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Summary
Net income attributable to HF Sinclair stockholders for the three months ended September 30, 2025, was $403 million ($2.15 per basic and diluted share), a $479 million increase compared to Net loss attributable to HF Sinclair stockholders of $76 million ($(0.40) per basic and diluted share) for the three months ended September 30, 2024. The increase in net income was principally driven by higher adjusted refinery gross margins in both the West and Mid-Continent regions. Adjusted refinery gross margins for the three months ended September 30, 2025 increased to $19.16 per produced barrel sold as compared to $10.79 for the three months ended September 30, 2024, primarily due to lower crude oil and feedstock prices and the grant of small refinery RINs waivers during the three months ended September 30, 2025, partially offset by lower average sales prices per barrel during the three months ended September 30, 2025. Lower of cost or market inventory valuation adjustments related to our Refining and Renewables segment inventories decreased pre-tax earnings by $66 million and $202 million for the three months ended September 30, 2025 and 2024, respectively.

Sales and Other Revenues
Sales and other revenues increased 1% from $7,207 million for the three months ended September 30, 2024, to $7,251 million for the three months ended September 30, 2025, principally due to higher refined product sales volumes. Sales and other revenues included $163 million, $898 million, $654 million and $29 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended September 30, 2025. Sales and other revenues included $160 million, $950 million, $683 million and $27 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended September 30, 2024.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 8% from $6,158 million for the three months ended September 30, 2024 to $5,692 million for the three months ended September 30, 2025, principally due to lower crude oil costs and the grant of small refinery RINs waivers during the three months ended September 30, 2025, partially offset by higher refined product sales volumes. Within our Lubricants & Specialties segment, the FIFO impact was a benefit of $2 million and a charge of $27 million for the three months ended September 30, 2025 and 2024, respectively.

During the third quarter of 2025, we recognized a lower of cost or market inventory valuation adjustment charge of $66 million compared to a charge of $202 million during the third quarter of 2024.

Adjusted Refinery Gross Margin
Adjusted refinery gross margin per produced barrel sold increased 78% from $10.79 for the three months ended September 30, 2024, to $19.16 for the three months ended September 30, 2025. The increase was due to lower crude oil and feedstock prices and the grant of small refinery RINs waivers during the three months ended September 30, 2025, partially offset by lower average sales prices per barrel during the three months ended September 30, 2025. Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses decreased 6% from $630 million for the three months ended September 30, 2024, to $590 million for the three months ended September 30, 2025, primarily due to lower maintenance and other miscellaneous costs, partially offset by higher natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 11% from $118 million for the three months ended September 30, 2024, to $105 million for the three months ended September 30, 2025, primarily due to a decrease in professional services and other miscellaneous costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 10% from $210 million for the three months ended September 30, 2024, to $230 million for the three months ended September 30, 2025, principally due to amortization attributable to additional capitalized refinery turnaround costs as compared to the prior period.

Interest Income
Interest income was $11 million for the three months ended September 30, 2025, compared to $18 million for the three months ended September 30, 2024. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $51 million for the three months ended September 30, 2025, compared to $40 million for the three months ended September 30, 2024. This increase was primarily due to unrealized losses on precious metals financing arrangements in the third quarter of 2025.

Income Taxes
For the three months ended September 30, 2025, Income tax expense of $123 million was recorded on pre-tax income of $528 million, compared to an Income tax benefit of $57 million on pre-tax loss of $131 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, our effective tax rate of 23.3% was higher than the statutory rate of 21%, primarily due to the relationship between pre-tax results and the effects of state and local income tax. For the three months ended September 30, 2024, our effective tax rate of 43.6% was higher than the statutory rate of 21% primarily due to the benefit of non-taxable permanent differences relative to the pre-tax loss for the quarter. Due to rounding of reported numbers, some amounts may not calculate exactly.

Results of Operations – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Summary
Net income attributable to HF Sinclair stockholders for the nine months ended September 30, 2025, was $607 million ($3.21 per basic and diluted share), a $216 million increase compared to $391 million ($2.01 per basic and diluted share) for the nine months ended September 30, 2024. The increase in Net income attributable to HF Sinclair stockholders was principally driven by higher adjusted refinery gross margins in both the West and Mid-Continent regions. Adjusted refinery gross margins for the nine months ended September 30, 2025 increased to $15.07 per produced barrel sold as compared to $11.59 for the nine months ended September 30, 2024, primarily due to lower crude oil and feedstock prices and the grant of small refinery RINs waivers during the nine months ended September 30, 2025, partially offset by lower average sales prices per barrel during the nine months ended September 30, 2025. Lower of cost or market inventory valuation adjustments related to our Refining and Renewables segments’ inventories decreased pre-tax earnings by $97 million for the nine months ended September 30, 2025 and increased pre-tax earnings by $20 million for the nine months ended September 30, 2024.

Sales and Other Revenues
Sales and other revenues decreased 8% from $22,080 million for the nine months ended September 30, 2024, to $20,405 million for the nine months ended September 30, 2025, principally due to decreased refined product sales prices and lower refined product sales volumes. Sales and other revenues included $388 million, $2,410 million, $1,932 million, and $87 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the nine months ended September 30, 2025. Sales and other revenues included $520 million, $2,668 million, $2,084 million, and $78 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the nine months ended September 30, 2024.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 12% from $18,835 million for the nine months ended September 30, 2024, to $16,608 million for the nine months ended September 30, 2025, principally due to lower crude oil costs, lower refined product sales volumes and the grant of small refinery RINs waivers during the nine months ended September 30, 2025. Within our Lubricants & Specialties segment, the FIFO impact was a charge of $10 million and $42 million for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we recognized a lower of cost or market inventory valuation adjustment charge of $97 million compared to a benefit of $20 million during the nine months ended September 30, 2024.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold increased 30% from $11.59 for the nine months ended September 30, 2024, to $15.07 for the nine months ended September 30, 2025. The increase was due to lower crude oil and feedstock prices and the grant of small refinery RINs waivers during the nine months ended September 30, 2025, partially offset by lower average sales prices per barrel during the nine months ended September 30, 2025. Adjusted refinery gross margin is a non-GAAP measure. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses decreased 4% from $1,828 million for the nine months ended September 30, 2024, to $1,758 million for the nine months ended September 30, 2025, primarily due to lower maintenance and other miscellaneous costs, partially offset by higher natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 1% from $327 million for the nine months ended September 30, 2024, to $323 million for the nine months ended September 30, 2025.

Depreciation and Amortization Expenses
Depreciation and amortization increased 11% from $613 million for the nine months ended September 30, 2024, to $681 million for the nine months ended September 30, 2025, principally due to depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Interest Income
Interest income was $27 million for the nine months ended September 30, 2025, compared to $59 million for the nine months ended September 30, 2024. The decrease in Interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $153 million for the nine months ended September 30, 2025, compared to $127 million for the nine months ended September 30, 2024. This increase was primarily due to unrealized losses on precious metals financing arrangements during the period.

Other Income (Expense), Net
During the nine months ended September 30, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments, resulting in a loss on sale of equity method investment of $40 million. Additionally, during the nine months ended September 30, 2025, we recognized an early extinguishment loss on debt of $24 million, inclusive of unamortized discount and debt issuance costs, as a result of the tendering and redemption of certain debt, and the termination of certain credit agreements (see Note 11 “Debt” in the Notes to the Consolidated Financial Statements for additional information).

Income Taxes
For the nine months ended September 30, 2025, Income tax expense of $160 million was recorded on pre-tax income of $773 million, compared to Income tax expense of $52 million on pre-tax income of $448 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our effective tax rate of 20.7% was lower than the statutory rate of 21% primarily due to the relationship between pre-tax results and permanent differences and a discrete benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025. For the nine months ended September 30, 2024, our effective tax rate of 11.6% was lower than the statutory rate of 21% primarily due to the relationship between pre-tax results and non-taxable permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreements
On April 3, 2025, we terminated our $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “Terminated HF Sinclair Credit Agreement”) and the $1.2 billion senior secured revolving credit facility maturing in July 2025 of our wholly owned subsidiary HEP (the “Terminated HEP Credit Agreement”). Contemporaneously, we entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”), which contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. We did not pay any prepayment penalties in connection with the termination of the Terminated HF Sinclair Credit Agreement or the Terminated HEP Credit Agreement. We recognized an early extinguishment loss of $1 million, inclusive of unamortized debt issuance costs.

Indebtedness under the HF Sinclair Credit Agreement bears interest, at our option, at either (a) the greater of (i) the prime rate (as publicly announced from time to time by the administrative agent), (ii) a base rate equal to the highest of the Federal Funds Effective Rate (as defined in the HF Sinclair Credit Agreement) plus 0.5%, and (iii) Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for a one-month interest period plus 1%, as applicable, plus an applicable margin (ranging from 0.125% to 1.000%), or (b) at a rate equal to the Spread Adjusted Term SOFR (as defined in the HF Sinclair Credit Agreement) for the applicable interest period plus an applicable margin (ranging from 1.125% to 2.000%). The applicable margin is based on HF Sinclair’s debt rating assigned by Standard & Poor’s Rating Services, Fitch Ratings, Ltd. and Moody’s Investors Service, Inc.

At September 30, 2025, we were in compliance with all covenants and had no outstanding borrowings under the HF Sinclair Credit Agreement. At September 30, 2025, we had letters of credit outstanding under the HF Sinclair Credit Agreement in the amount of $128 million, which represented commitments and guarantees entered into in the normal course of business. The letters of credit were undrawn as of September 30, 2025.

Senior Notes Offerings, Tender Offers and Redemptions
On January 23, 2025, HF Sinclair issued an aggregate principal amount of $1.4 billion of senior notes consisting of $650 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “HF Sinclair 5.750% Senior Notes”) and $750 million aggregate principal amount of 6.250% Senior Notes due 2035 (the “HF Sinclair 6.250% Senior Notes” and together with the HF Sinclair 5.750% Senior Notes, the “January HFS Notes”) for net proceeds of approximately $1.38 billion, after deducting the underwriters’ discount and commissions and offering expenses. The January HFS Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

We used a portion of the funds to complete the early settlement of cash tender offers for $646 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$448	$452	$9
6.375% Senior Notes	April 2027	150	153	3
		$598	$605	$12
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	48	49	1
Total		$646	$654	$13
Additionally, we used net proceeds from the January HFS Notes offering to repay and redeem the following aggregate principal amounts outstanding:
•$350 million under the Terminated HEP Credit Agreement due 2025,
•$195 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$155 million of our wholly owned subsidiary, HollyFrontier Corporation’s (“HollyFrontier”) 5.875% Senior Notes due 2026.

On August 18, 2025, HF Sinclair issued an aggregate principal amount of $500 million of 5.500% Senior Notes due 2032 (the “HF Sinclair 5.500% Senior Notes”) for net proceeds of approximately $491 million, after deducting the underwriters’ discount and commissions and offering expenses. The HF Sinclair 5.500% Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.

We used a portion of the funds from the HF Sinclair 5.500% Senior Notes to complete the early settlement of a cash tender offer for $201 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium	Interest Paid

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$37	$37	$1
6.375% Senior Notes	April 2027	164	166	4
Total		$201	$203	$5
Additionally, we used net proceeds from the HF Sinclair 5.500% Senior Notes offering to repay and redeem the remaining balance outstanding of the following aggregate principal amounts:
•$117 million of HF Sinclair’s 5.875% Senior Notes due 2026, and
•$86 million of HF Sinclair’s and HEP’s 6.375% Senior Notes due 2027.

We recognized an early extinguishment loss of $8 million and $23 million, inclusive of unamortized discount and debt issuance costs, as a result of the tender offers and redemptions for the three and nine months ended September 30, 2025, respectively.

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

Certain of our wholly owned subsidiaries may, from time to time, enter into buy/sell arrangements in which an inventory repurchase obligation is recognized. As of September 30, 2025, we had $103 million recorded in inventory repurchase obligations related to these commercial financing arrangements, which is included in Accrued liabilities.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At September 30, 2025, we had letters of credit totaling a nominal amount under such credit facilities.

See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current Cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our current liquidity needs. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, we may, from time to time, seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities, expansion of our Midstream footprint and the selective acquisition of complementary assets for our operations intended to increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under the May 2024 Share Repurchase Program.

Our liquidity was approximately $3.3 billion at September 30, 2025, consisting of Cash and cash equivalents of $1.5 billion and $1.9 billion available under the HF Sinclair Credit Agreement.

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

On September 16, 2025, we repurchased 1,948,558 shares of our outstanding common stock from REH in a privately negotiated transaction under the May 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated September 16, 2025 (the “September 2025 Stock Purchase Agreement”), between us and REH. The price paid under the September 2025 Stock Purchase Agreement was $51.32 per share resulting in an aggregate purchase price of $100 million. The purchase price was funded with cash on hand.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net cash flows provided by operating activities were $1,307 million for the nine months ended September 30, 2025, compared to $1,250 million for the nine months ended September 30, 2024, an increase of $57 million primarily driven by an increase in net income, net of adjustments to reconcile net income to net cash provided by operating activities, partially offset by changes in working capital and an increase in turnaround expenditures. Changes in working capital increased operating cash flows by $83 million for the nine months ended September 30, 2025, and increased operating cash flows by $545 million for the nine months ended September 30, 2024. Additionally, for the nine months ended September 30, 2025, Turnaround expenditures were $315 million compared to $259 million for the nine months ended September 30, 2024.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, our Net cash flows used for investing activities were $341 million. Cash expenditures for Properties, plants and equipment for the nine months ended September 30, 2025 were $318 million.

For the nine months ended September 30, 2024, our Net cash flows used for investing activities were $295 million. Cash expenditures for Properties, plants and equipment for the nine months ended September 30, 2024 were $297 million.

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

Cash Flows – Financing Activities

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, our Net cash flows used for financing activities were $323 million. During the nine months ended September 30, 2025, we paid $284 million in Dividends, we repurchased $216 million of our Common stock, repaid $350 million under the Terminated HEP Credit Agreement and had net proceeds from the issuance and redemption of certain senior notes of $474 million.

For the nine months ended September 30, 2024, our Net cash flows used for financing activities were $1,079 million. During the nine months ended September 30, 2024, we repurchased $668 million of our Common stock, paid $291 million in Dividends, and repaid $106 million under the Terminated HEP Credit Agreement.

Contractual Obligations and Commitments

As of September 30, 2025, our contractual obligations included debt obligations, interest payments related to debt obligations, financing arrangements, supply agreements, transportation and storage agreements, operating and finance leases, and other long-term obligations and commitments. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2025, as described in Note 11 “Debt” of the Consolidated Financial Statements.

There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2025.

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

Goodwill and Asset Impairments
As of September 30, 2025, our Goodwill balance was $2,978 million, with goodwill assigned to our Refining, Renewables, Marketing, Lubricants & Specialties and Midstream segments. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. With our qualitative assessment, if we determine based on qualitative factors that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of reporting unit over the related fair value.

As of July 1, 2025, we elected to perform our annual goodwill impairment testing for certain of our reporting units quantitatively with the remaining units being tested qualitatively, and determined there was no impairment of goodwill attributable to our reporting units. For our reporting units tested quantitatively, the estimated fair values were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from market data, including historical market transactions and other market data of other like-kind assets. The fair values of the reporting units over their respective carrying values exceeded 10%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual goodwill testing.

In performing our quantitative impairment test of goodwill, we developed cash flow forecasts for our selected reporting units. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end-user demand, selling prices, gross margins, operating costs and capital expenditures. Other key assumptions applied to these forecasts to determine the fair value of a reporting unit are the discount rate and terminal cash flow growth rate. The discount rate is intended to reflect the weighted average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

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

As of September 30, 2025, we have the following notional amounts related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2025	2026	Unit of Measure

WTI crude oil price swaps - long	400,000	400,000	—	Barrels
Sub-octane gasoline price swaps - short	400,000	400,000	—	Barrels
NYMEX futures (WTI) - short	500,000	500,000	—	Barrels
Forward gasoline and diesel contracts - long	129,200	129,200	—	Barrels
Forward crude oil contracts - long	180,000	—	180,000	Barrels
Foreign currency forward contracts	522,000,000	140,705,100	381,294,900	Canadian dollar
Forward commodity contracts (platinum) (1)	31,733	4,592	27,141	Troy ounces
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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts:

	September 30,
Derivative Fair Value Gain (Loss)	2025	2024

	(In millions)
10% increase in underlying commodity prices	$(4)	$(10)
10% decrease in underlying commodity prices	$4	$10

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

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as described in Note 11 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect fair value of the debt, but not earnings or cash flows. The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2025, is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,800	$2,861	$76

For the variable rate under the HF Sinclair Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2025, there were no amounts outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rate applicable to the HF Sinclair Credit Agreement would not materially affect cash flows.

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

Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles

Reconciliations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to amounts reported under generally accepted accounting principles in the financial statements.

Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is calculated as Net income (loss) attributable to HF Sinclair stockholders plus (i) Interest expense, net of Interest income, (ii) Income tax expense (benefit) and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure our operating performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Below is our calculation of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Net income (loss) attributable to HF Sinclair stockholders	$403	$(76)	$607	$391
Add: interest expense	51	40	153	127
Less: interest income	(11)	(18)	(27)	(59)
Add: income tax expense (benefit)	123	(57)	160	52
Add: depreciation and amortization	230	210	681	613
EBITDA	$796	$99	$1,574	$1,124

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$6,443	$6,382	$18,113	$19,564
Cost of sales (1)	5,771	6,416	16,914	18,882
Depreciation and amortization	139	123	410	363
Gross margin	$533	$(157)	$789	$319
Add: lower of cost or market inventory valuation adjustments	46	199	102	(22)
Add: operating expenses	447	485	1,349	1,407
Add: depreciation and amortization	139	123	410	363
Adjusted refinery gross margin	$1,165	$650	$2,650	$2,067

Sales of produced refined products (BPD) (2)	661,140	654,400	644,190	650,720

Average per produced barrel sold:
Gross margin	$8.78	$(2.62)	$4.49	$1.79
Add: lower of cost or market inventory valuation adjustments	0.75	3.30	0.58	(0.12)
Add: operating expenses	7.34	8.06	7.67	7.89
Add: depreciation and amortization	2.29	2.05	2.33	2.03
Adjusted refinery gross margin	$19.16	$10.79	$15.07	$11.59
Less: operating expenses	7.34	8.06	7.67	7.89
Adjusted refinery gross margin, less operating expenses	$11.82	$2.73	$7.40	$3.70
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$277	$265	$725	$753
Cost of sales (1)	309	265	750	766
Depreciation and amortization	22	21	71	61
Gross margin	$(54)	$(21)	$(96)	$(74)
Add: lower of cost or market inventory valuation adjustments	20	3	(5)	2
Add: operating expenses	22	25	67	76
Add: depreciation and amortization	22	21	71	61
Adjusted renewables gross margin	$10	$28	$37	$65

Sales of produced renewables products (in thousand gallons)	57,159	68,755	156,408	193,484

Average per produced gallon sold:
Gross margin	$(0.94)	$(0.32)	$(0.61)	$(0.38)
Add: lower of cost or market inventory valuation adjustments	0.35	0.05	(0.03)	0.01
Add: operating expenses	0.39	0.36	0.43	0.39
Add: depreciation and amortization	0.38	0.32	0.45	0.32
Adjusted renewables gross margin	$0.18	$0.41	$0.24	$0.34
Less: operating expenses	0.39	0.36	0.43	0.39
Adjusted renewables gross margin, less operating expenses	$(0.21)	$0.05	$(0.19)	$(0.05)
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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$898	$950	$2,410	$2,668
Cost of sales (1)	860	918	2,304	2,591
Depreciation and amortization	7	6	21	19
Gross margin	$31	$26	$85	$58
Add: depreciation and amortization	7	6	21	19
Adjusted marketing gross margin	$38	$32	$106	$77

Sales of refined products (in thousand gallons)	360,482	365,036	991,494	1,043,183

Average per gallon sold:
Gross margin	$0.09	$0.07	$0.09	$0.06
Add: depreciation and amortization	0.02	0.02	0.02	0.01
Adjusted marketing gross margin	$0.11	$0.09	$0.11	$0.07
(1) Exclusive of Depreciation and amortization.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Environmental Matters

Puget Sound
HF Sinclair Puget Sound Refining LLC (“HFS Puget Sound”) has been engaged in discussions with, and has responded to document requests from, the Northwest Clean Air Agency (“NWCAA”), the Environmental Protection Agency (“EPA”) and the Department of Justice (collectively, the “PSR Matter Government Agencies”) regarding HFS Puget Sound’s compliance with the Clean Air Act (“CAA”), Emergency Planning and Community Right-to-Know Act (“EPCRA”) and related regulations, and similar Washington laws and regulations, at its Puget Sound Refinery. HFS Puget Sound acquired the Puget Sound Refinery from Equilon Enterprises LLC dba Shell Oil Products US (“SOPUS”) on November 1, 2021. The discussions with the PSR Matter Government Agencies have included the following topics: (a) an information request issued in March 2022 by the EPA, pursuant to CAA Section 114, covering periods of ownership of the Puget Sound Refinery by both HFS Puget Sound and SOPUS; (b) a Notice of Violation issued by the EPA to SOPUS and HFS Puget Sound on September 29, 2023, alleging violations of the CAA, EPCRA and the Pollution Prevention Act; and (c) the PSR Matter Government Agencies’ proposed injunctive relief terms presented to SOPUS and HFS Puget Sound on June 28 and July 15, 2024, covering various process units at Puget Sound Refinery to address the alleged noncompliance. On October 31, 2024, HFS Puget Sound presented its counteroffer to the PSR Matter Government Agencies’ proposed injunctive relief terms. HFS Puget Sound believes that it is entitled to indemnification for certain of the matters described above.

HFS Puget Sound is awaiting a response from the PSR Matter Government Agencies to its October 31, 2024 counteroffer to resolve these issues.

At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

Renewable Fuel Standard

On April 7, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross, Utah (the “Woods Cross Refinery”) and Cheyenne, Wyoming (the “Cheyenne Refinery”) refineries for the 2018 compliance year. On June 3, 2022, the EPA issued a decision reversing the grant of small refinery exemptions for our Woods Cross Refinery and Cheyenne Refinery for the 2016 compliance year and denying small refinery exemption petitions for our Woods Cross Refinery and Cheyenne Refinery for the 2019 and 2020 compliance years.

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

On August 22, 2025, the EPA granted, in whole or in part, small refinery exemption requests for our Woods Cross Refinery, our Cheyenne Refinery, our refinery in Casper, Wyoming (the “Casper Refinery”), and our refinery in Sinclair, Wyoming (the “Parco Refinery”) for various compliance years from 2019 to 2024. The EPA also denied, in whole or in part, small refinery exemption requests for the Cheyenne Refinery, the Woods Cross Refinery, the Casper Refinery, and the Parco Refinery for various compliance years from 2019 to 2024.

In October 2025, certain of our subsidiaries filed lawsuits in the DC Circuit to overturn the EPA’s August 2025 denials and other actions. These lawsuits remain pending, and we are unable to estimate the costs we may incur, if any, at this time.

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

As described under Items 1 and 2. “Business and Properties - Additional Operations and Other Information - Governmental Regulation,” many international, federal, state, provincial and local governments have issued, or are considering issuing, low carbon fuel regulations, policies, and standards to help reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix.

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

In the past, we have received small refinery exemptions under the RFS program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, in 2022, the EPA denied all pending small refinery exemption petitions on the belief that small refineries are able to pass through compliance costs to customers. This decision was challenged and, in August 2024, nearly all of the waiver denials were vacated by the U.S. Court of Appeals for the D.C. Circuit (the “DC Circuit”). In August 2025, the EPA announced decisions on 175 small refinery exemption petitions, including 63 full exemptions and 77 partial exemptions. The EPA’s announcement also provided an updated framework for the EPA’s evaluation of future exemption petitions, which may ultimately include reallocating waived volumes to other obligated parties. A few of our small refinery exemption petitions were granted in full or in part by the EPA in August 2025, but we cannot predict whether the EPA’s decision will be challenged again. Additionally, the EPA’s updated framework for the evaluation of future exemption petitions may also be subject to challenge and we cannot predict the extent to which any such challenge may impact the EPA’s timeliness in responding to such petitions in the future. Moreover, even if the new approach survives any future legal challenges, we cannot guarantee that we will continue to receive full or partial exemptions, which could result in increased costs and adversely impact future results of operations and our business strategy.

In October 2025, certain of our subsidiaries filed lawsuits in the DC Circuit to overturn the EPA’s August 2025 denials and seek additional relief for the EPA’s issuance of expired RINs. These lawsuits remain pending, and we are unable to estimate the costs we may incur, if any, at this time.

In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. In June 2025, the EPA proposed volume requirements for 2026 and 2027 that continue to build on the increasing volume requirements established in July 2023. Higher blending percentages may increase the cost of compliance because the future cost of RINs is difficult to estimate. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS regulations will impact our future results of operations.

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

In addition to state LCFS (e.g., California LCFS, Oregon CFP and Washington CFS), and certain carbon cap and trade programs (e.g., Washington CCA and Oregon CPP), we do business in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. The LCFS, carbon cap and trade programs and similar U.S. state and international low carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance, which could require significant expenditures, and presents an increased risk of administrative error. Our Refining segment could be materially and adversely affected if (i) we are unable to comply with these programs in the states where we sell our petroleum products or we incur a significant cost to comply or (ii) we are unable to continue to sell our products in markets where we currently sell our products. While these regulations, policies and standards may materially and adversely impact our Refining segment, they do create opportunity for our Renewables segment. As a result, our Renewables segment could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom (such as the blender’s tax credit and other incentives) are reduced, (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our Renewables segment investments and could have a material adverse impact on the returns achieved from those investments.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

	(In millions, except share and per share data)
July 2025	—	$—	—	$749
August 2025	457,600	$48.56	457,600	$726
September 2025	2,676,476	$51.40	2,676,476	$589
Total for July - September 2025	3,134,076		3,134,076
(1)In May 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “May 2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The May 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Advisors Inc. (“REH”) are also authorized under the May 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The May 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors. As of September 30, 2025, we had remaining authorization to repurchase up to $589 million under the May 2024 Share Repurchase Program.

On September 16, 2025, we repurchased 1,948,558 shares of our outstanding common stock from REH in a privately negotiated transaction under the May 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated September 16, 2025 (the “September 2025 Stock Purchase Agreement”), between us and REH. The price paid under the September 2025 Stock Purchase Agreement was $51.32 per share resulting in an aggregate purchase price of $100 million. The purchase price was funded with cash on hand.

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

4.1
Fourth Supplemental Indenture, dated as of August 18, 2025, between HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed August 18, 2025, File No. 1-41325).

10.1
Stock Purchase Agreement, dated as of September 16, 2025, by and between HF Sinclair Corporation and REH Advisors Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 17, 2025, File No. 1-41325).

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

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
++    Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: October 30, 2025	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2025	/s/ Vivek Garg
Vivek Garg
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)