Form 10-K
period 2025-12-31
HF Sinclair Corp
filed 2026-02-27
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $7.7 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
180,273,187 shares of Common Stock, par value $0.01 per share, were outstanding on February 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference in Part III.

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

This Annual Report on Form 10‑K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, including, but not limited to, those under “Business and Properties” in Items 1 and 2, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•the demand for and supply of feedstocks, crude oil and refined products, including uncertainty regarding societal expectations that companies address climate impacts and greenhouse gas emissions;
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
•uncertainty regarding the effects and duration of global hostilities, including uncertainty regarding the effects and duration of global hostilities, war or any associated military campaigns, including those in oil producing regions, which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;
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

DEFINITIONS

Within this report, the following terms have these specific meanings:

“Adjusted refinery gross margin per produced barrel sold” is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products. This margin measure excludes the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period.
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
“Catalytic reforming” means a refinery process which uses a precious metal (such as platinum) based catalyst to convert low octane naphtha to high-octane gasoline blendstock and hydrogen. The hydrogen produced from the reforming process is used to desulfurize other refinery oils and is a primary source of hydrogen for the refinery.
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
“EPA” means the U.S. Environmental Protection Agency.
“Ethanol” means a high-octane gasoline blend stock that is used to make various grades of gasoline.
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
“HF alkylation” or hydrofluoric alkylation, means a refinery process which combines isobutane and C3/C4 olefins using hydrofluoric acid as a catalyst to make high-octane gasoline blend stock.
“Hydrodesulfurization” means to remove sulfur and nitrogen compounds from oil or gas in the presence of hydrogen and a catalyst at relatively high temperatures.
“Hydrogen plant” means a refinery unit that converts natural gas and steam to high-purity hydrogen, which is then used in the hydrodesulfurization, hydrocracking and isomerization processes.
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
“LPG” means liquefied petroleum gases.
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
“MSAT2” means Control of Hazardous Air Pollutants from Mobile Sources, a rule issued by the EPA to reduce hazardous emissions from motor vehicles and motor vehicle fuels.
“Natural gasoline” means a low octane gasoline blend stock that is purchased and used to blend with other high-octane stocks produced to make various grades of gasoline.
“RDU” means renewable diesel unit.
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
“RINs” means renewable identification numbers and refers to serial numbers assigned to credits generated from renewable fuel production under the EPA’s Renewable Fuel Standard regulations, which require blending renewable fuels into the nation’s fuel supply. In lieu of blending, refiners may purchase these transferable credits in order to comply with the regulations.
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

Items 1 and 2. Business and Properties

COMPANY OVERVIEW

References herein to HF Sinclair Corporation (“HF Sinclair” or the “Company”) include HF Sinclair and its consolidated subsidiaries. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or, in certain contexts, to HF Sinclair or an individual consolidated subsidiary and not to any other person, with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the HEP Merger Transaction (as defined below) refer to HEP and its consolidated subsidiaries.

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and other specialty products. We were incorporated in Delaware in 1947 and maintain our principal corporate offices at 2323 Victory Avenue, Suite 1400, Dallas, Texas 75219. Our telephone number is 214-871-3555, and our internet website address is www.hfsinclair.com. We use our website and social media accounts, including LinkedIn (@HF Sinclair) and Facebook (@HF Sinclair), as a means of disclosing information about us and our services, which information may be deemed material. Except as specifically noted, the information found on our website and social media accounts is not incorporated by reference into, and do not constitute part of, this Annual Report on Form 10-K or any other report filed with or furnished to the Securities and Exchange Commission (“SEC”). A print copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our SEC filings is available on our website under the Investor Relations tab. Also available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating, Governance and Social Responsibility Committee Charter, Finance Committee Charter, Environmental, Health, Safety, and Public Policy Committee Charter and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our common stock is traded on the New York Stock Exchange and NYSE Texas, Inc. under the trading symbol “DINO.”

HEP Merger Transaction
On December 1, 2023, we completed the merger of HEP into an indirect wholly owned subsidiary of HF Sinclair pursuant to an Agreement and Plan of Merger dated August 15, 2023 (the “HEP Merger Transaction”). Consideration paid in connection with the merger included cash and shares of HF Sinclair common stock.

Operations Overview
As of December 31, 2025, we:
•owned and operated a refinery in El Dorado, Kansas (the “El Dorado Refinery”), two refinery facilities located in Tulsa, Oklahoma (collectively, the “Tulsa Refineries”), the Puget Sound refinery in Anacortes, Washington (the “Puget Sound Refinery”), a refinery in Artesia, New Mexico and a refinery in Lovington, New Mexico (collectively, the “Navajo Refineries”), a refinery in West Bountiful, Utah (the “Woods Cross Refinery”), a refinery in Sinclair, Wyoming (the “Parco Refinery”) and a refinery in Casper, Wyoming (the “Casper Refinery”);
•owned and operated an RDU in Artesia, New Mexico (the “Artesia RDU”), an RDU in Cheyenne, Wyoming (the “Cheyenne RDU”) and an RDU in Sinclair, Wyoming (the “Sinclair RDU”), and a pre-treatment unit (“PTU”) in Artesia, New Mexico (the “Artesia PTU”);
•owned and operated a manufacturing facility in Mississauga, Ontario, which produces base oils and other specialized lubricant products for our Petro-Canada Lubricants business;
•owned and operated manufacturing facilities in Petrolia, Pennsylvania and the Netherlands, which produce specialty lubricant products for our Sonneborn business, such as white oils, petrolatums and waxes;
•owned and operated Red Giant Oil Company LLC (“Red Giant Oil”), which supplies locomotive engine oil and has blending, storage and packaging capabilities, and distribution facilities in Iowa and Texas;
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

As of December 31, 2025, our operations were organized into five reportable segments: Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. The Refining segment includes the operations of our El Dorado, Tulsa, Puget Sound, Navajo, Woods Cross, Parco and Casper refineries and Asphalt. The Renewables segment includes the operations of the Artesia, Cheyenne and Sinclair RDUs and the Artesia PTU. The Marketing segment includes branded fuel sales. The Lubricants & Specialties segment includes the operations of our Petro-Canada Lubricants, Red Giant Oil and Sonneborn businesses in addition to specialty lubricant products produced at our Tulsa West refinery. The Midstream segment includes petroleum product and crude pipelines, and terminal, tankage and loading rack facilities that primarily support our refining operations. See Note 19 “Segment Information” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our reportable segments.

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

Products and Customers
Light products are shipped to customers via product pipelines or are available for loading at our refinery truck facilities, marine dock and terminals. Light products are also made available to customers at various other locations via exchange with other parties.

Our principal customers for gasoline include other refiners, branded sites, convenience store chains, independent marketers and retailers. Diesel fuel is sold to other refiners, branded sites, truck stop chains, wholesalers and railroads. Jet fuel is sold for commercial airline use. Base oils are sold to our Lubricants & Specialties segment through intercompany transactions. LPG’s are sold to LPG wholesalers and LPG retailers. We produce and purchase asphalt products that are sold to governmental entities, paving contractors or manufacturers. Asphalt is also blended into fuel oil and is either sold locally or is shipped to the Gulf Coast. For the year ended December 31, 2025, no customers accounted for 10% or more of our total annual revenues. For the years ended December 31, 2024 and 2023, we had one customer, Shell, together with certain of its affiliates, that accounted for 10% or more of our total annual revenues at approximately 11% and 12%, respectively. See Note 4 “Revenues” in the Notes to Consolidated Financial Statements for additional information on our revenues.

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

We also purchase isobutane, natural gasoline, butane and other feedstocks for processing at our Mid-Continent refineries. The El Dorado Refinery is connected to Conway, Kansas, a major gas liquids trading and storage hub, via the ONEOK, Inc. (“ONEOK”) Pipeline. From time to time, other feedstocks, such as gas oil, naphtha and light cycle oil, are purchased from other refiners for use at our refineries.

Markets and Competition
The El Dorado Refinery primarily serves Colorado and the Plains states, which includes the Kansas City metropolitan area. The gasoline, diesel and jet fuel produced by the El Dorado Refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. We ship product via the NuStar Pipeline Operating Partnership L.P. pipeline to the northern Plains states, via the ONEOK mountain pipeline to Denver, Colorado, and on the ONEOK mid-continent pipeline to the Plains states. Additionally, our midstream operations’ on-site truck and rail racks facilitate access to local refined product markets.

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

The Tulsa Refineries serve the Mid-Continent geographic region of the United States. Distillates and gasolines are primarily delivered from the Tulsa Refineries to market via pipelines owned and operated by ONEOK. These pipelines connect the refinery to distribution channels throughout Colorado, Oklahoma, Kansas, Missouri, Illinois, Iowa, Minnesota, Nebraska and Arkansas. Additionally, our midstream operations’ on-site truck and rail racks facilitate geographic refined product distribution within the Mid-Continent region.

West Region

Facilities
The Navajo Refineries have a crude oil processing capacity of 100,000 BPSD and have the ability to process sour crude oils into high-value light products such as gasoline, diesel fuel and jet fuel. The Woods Cross Refinery has a crude oil processing capacity of 45,000 BPSD and processes regional sweet and wax crude oil into high-value light products. The Puget Sound Refinery, which is a complex refinery with a 149,000 BPSD processing capacity, has the ability to process a variety of light, medium, heavy sweet and sour crudes. The Parco Refinery, which has a crude oil processing capacity of 94,000 BPSD, has the ability to process heavy and sweet crudes. The Casper Refinery has a crude oil processing capacity of 30,000 BPSD and processes regional sweet crude into high-value light products.

The Artesia facility is located on a 561-acre site in Artesia, New Mexico, and is a fully integrated refinery with crude oil distillation, vacuum distillation, FCC, ROSE (solvent deasphalter), HF alkylation, catalytic reforming, hydrodesulfurization, mild hydrocracking, isomerization, sulfur recovery and product blending units.

The Lovington facility is located in Lovington, New Mexico, approximately 65 miles east of Artesia. The principal equipment at the Lovington facility consists of a crude oil distillation unit and associated vacuum distillation units. The Lovington facility processes crude oil into intermediate products that are transported to Artesia by three of our midstream operations’ intermediate pipelines. These products are then upgraded into finished products at the Artesia facility. In addition to crude oil throughput, the Navajo Refineries typically processes or blends an additional 10,000 BPSD of natural gasoline, butane, gas oil and naphtha.

The Woods Cross Refinery facility is located on a 200-acre site in West Bountiful, Utah and is a fully integrated refinery with crude oil distillation, solvent deasphalter, FCC, HF alkylation, catalytic reforming, hydrodesulfurization, isomerization, polymerization, sulfur recovery and product blending units. In addition, our Woods Cross Refinery includes a crude unit, which is primarily an atmospheric distillation tower, a desalter and heat exchanger. The facility typically processes or blends an additional 2,000 BPSD of natural gasoline, butane and gas oil over its crude oil throughput.

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

Crude Oil and Feedstock Supplies
The Navajo Refineries are situated near the Permian Basin, an area that has historically, and continues to have, abundant supplies of crude oil available both for regional users and for export to other areas. We purchase crude oil from independent producers in southeastern New Mexico and west Texas as well as from major oil companies. The crude oil is gathered through our midstream operations’ pipelines and through third-party tank trucks and crude oil pipeline systems for delivery to the Navajo Refineries.

We also purchase volumes of isobutane, natural gasoline and other feedstocks to supply the Navajo Refineries from sources in Texas and the Mid-Continent area that are delivered to this region on a common carrier pipeline owned by Enterprise Products, L.P. Ultimately all volumes of these products are shipped to the Artesia refining facilities on our midstream operations’ intermediate pipelines running from Lovington to Artesia. From time to time, we purchase gas oil, naphtha and light cycle oil from other refiners for use as feedstock.

The Woods Cross Refinery currently obtains crude oil from suppliers in Canada, Wyoming and Utah as delivered via common carrier pipelines, including the SLC Pipeline and Frontier Pipeline. Supplies of wax crude oil are shipped via truck.

The Puget Sound Refinery is well positioned geographically and logistically to source advantaged Canadian and Alaskan North Slope crudes, as well as other crudes accessible by marine transport. The Canadian crudes are sourced from Edmonton, Alberta and are supplied directly to the Puget Sound Refinery by the Trans Mountain pipeline system. The Alaskan North Slope crudes are supplied by oil tankers that load the crude from Valdez, Alaska and offload at the Puget Sound Refinery’s marine dock. The dock also allows the refinery to receive other crude oil via marine transport.

The Parco Refinery and Casper Refinery purchase much of their crude oil from inland domestic sources, primarily in areas of Wyoming, North Dakota and Colorado, as well as crude oil delivered via pipeline from other regions, including Canada. A long-term agreement with the Express Pipeline allows delivery of crude oil from Canada directly to these refineries and affords the optionality between light and heavy crude oils.

Markets and Competition
The Navajo Refineries primarily serve the southwestern United States, including the metropolitan areas of El Paso, Texas; Albuquerque, Moriarty and Bloomfield, New Mexico; Phoenix and Tucson, Arizona; and portions of northern Mexico. Our products are shipped through our midstream operations’ pipelines from Artesia, New Mexico to El Paso, Texas and from El Paso to Albuquerque and to Mexico via products pipeline systems owned by ONEOK and from El Paso to Tucson and Phoenix via a products pipeline system owned by SFPP, L.P. (“SFPP”). In addition, petroleum products from the Navajo Refineries are transported to northwest New Mexico, to Moriarty, New Mexico, near Albuquerque, via our pipelines running from Artesia to San Juan County, New Mexico, and to Bloomfield, New Mexico. We have refined product storage through our midstream operations at terminals in Artesia and Moriarty, New Mexico.

The Woods Cross Refinery primarily serves Utah, which is currently supplied by a number of local refiners and the Pioneer Pipeline. It also supplies a small percentage of the refined products consumed in Idaho, Wyoming, eastern Washington and Nevada. Our Woods Cross Refinery ships refined products over a common carrier pipeline system owned by Tesoro Logistics Northwest Pipelines LLC to numerous terminals, including our terminal at Spokane, Washington and third-party terminals at Pocatello and Boise, Idaho and Pasco, Washington as well as to Cedar City, Utah and Las Vegas, Nevada via the UNEV Pipeline, LLC’s (“UNEV”) Pipeline.

The Puget Sound Refinery primarily serves the Pacific Northwest, including Washington, Oregon and British Columbia. It supplies jet fuel for the Seattle-Tacoma, Washington; Portland, Oregon and Vancouver, British Columbia airports. Products are shipped to Seattle, Tacoma and Portland terminals by the common carrier Olympic Pipeline. Additionally, products are loaded across the Puget Sound Refinery’s marine dock to deliver to the same locations in the Pacific Northwest and to expanded locations in California and Alaska. The Puget Sound Refinery can also load products for export sales across its marine dock.

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

HF Sinclair Asphalt Company

We manufacture commodity and modified asphalt products at our manufacturing facilities located in Glendale, Arizona; Albuquerque, New Mexico; Artesia, New Mexico and Catoosa, Oklahoma. Our Albuquerque and Artesia facilities manufacture commodity and modified hot asphalt products as well as commodity and modified asphalt emulsions from base asphalt materials provided by our refineries and third-party suppliers. Our Glendale facility manufactures commodity, modified and specialty modified hot asphalt products from base asphalt materials provided by our refineries and third-party suppliers. Our Catoosa facility manufactures commodity, modified and specialty modified hot asphalt products and commodity asphalt products from base asphalts supplied by our refineries. We primarily sell our finished asphalt products in Arizona, California, Colorado, New Mexico, Oklahoma, Kansas, Missouri, Texas, Arkansas and northern Mexico. Our products are shipped via multi-modal transportation to commercial customers that provide asphalt-based materials for private, commercial and government agency projects.

RENEWABLES OPERATIONS

Our renewables business includes the operations of the Cheyenne RDU, the Artesia RDU and the Sinclair RDU. Our Cheyenne RDU has a production capacity of approximately 90 million gallons a year. Our Artesia RDU, co-located with the Navajo Refineries, includes our Artesia PTU, rail infrastructure and storage tanks and has a production capacity of approximately 135 million gallons a year. Our Artesia PTU provides feedstock flexibility for the Cheyenne, Artesia and Sinclair RDUs. The Sinclair RDU, co-located with the Parco Refinery, has a production capacity of approximately 153 million gallons a year. The Artesia RDU and Sinclair RDU are dependent upon and share certain infrastructure, including a hydrogen plant, with the refineries where they are co-located.

Our RDUs allow us to process soybean oil and other renewable feedstocks into renewable diesel. Renewable diesel is a cleaner burning fuel with 50% to 80% (results dependent on the feedstock) lower lifecycle greenhouse gas (“GHG”) emissions than conventional diesel. The renewable diesel produced by the RDUs is sold to customers in California, Oregon, Utah and Canada.

MARKETING OPERATIONS

Our marketing operations include branded fuel sales to more than 1,700 branded sites in the United States and licensing fees for the use of the Sinclair brand to more than 350 additional locations throughout the United States. Our marketing operations also include revenues from branded gasoline, diesel and other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of the sites located in our West and Mid-Continent regions.

LUBRICANTS & SPECIALTIES OPERATIONS

Our lubricants and specialties operations consist of our Petro-Canada Lubricants, Red Giant Oil, Sonneborn and our Tulsa lubricants businesses.

Our Petro-Canada Lubricants business produces base oils, automotive, industrial and food-grade lubricants and greases, process oils and specialty fluids. It is one of the leading manufacturers of Group III base oils in North America. Products are marketed in over 80 countries worldwide to a diverse customer base through a global sales force and distributor network. Petro-Canada Lubricants Inc. (“PCLI”) owns and operates a production facility located in Mississauga, Ontario, which has a lubricant production capacity of 15,600 BPD and the flexibility to match unique lubricant product formulations. The primary operating units are high-pressure hydrotreating and hydrofinishing, solvent dewaxing and catalytic dewaxing. In addition, the facility operates a hydrogen plant, naphtha hydrotreater and catalytic reformer, along with other utility units to support production. The Mississauga plant also includes packaging facilities and has extensive distribution capabilities with marine, truck and rail access.

Our Red Giant Oil business provides high-quality lubricants to the railroad industry. Red Giant Oil owns and operates blending and distribution facilities in Council Bluffs, Iowa, and Joshua, Texas.

Our Sonneborn business produces specialty products such as white oils, petrolatums and waxes for the personal care, cosmetic, pharmaceutical and food processing industries. Combined with Petro-Canada Lubricants, it is one of the world’s leading producers of pharmaceutical white oils. Sonneborn has manufacturing facilities in Petrolia, Pennsylvania and the Netherlands. The Sonneborn Petrolia site has a production capacity of 6,000 BPD with flexibility to produce a full range of finished specialty products. The primary operating unit is a high-pressure hydrotreater with hydrofinishing. In addition, the facility operates a hydrogen plant along with other utility units to support production. The Petrolia plant also includes packaging facilities with distribution capabilities through rail and trucking. The Sonneborn Netherlands site is located in Amsterdam and has a production capacity of approximately 1,500 BPD. The primary operating units include base oil acid treating, percolation filtration, and bleaching & steaming operations. The Netherlands site includes packaging facilities with distribution capabilities through truck and marine.

Our Tulsa West facility produces high-quality base oils, process oils, waxes, horticultural oils, asphalt and rubber performance products. Products are marketed worldwide through strategically located terminals in the United States and selected distributors internationally.

In January 2026, we acquired Industrial Oils Unlimited, a producer of high-quality lubricants and specialty fluids with blending facilities in Tulsa, Oklahoma; Shreveport, Louisiana; and Little Rock and Fort Smith, Arkansas, as well as warehousing and terminal facilities in Pampa and Midland, Texas.

MIDSTREAM OPERATIONS

Our midstream operations are composed of logistics assets consisting of petroleum product and crude oil pipelines, terminals, tankage, and loading rack facilities that principally support our refining operations, as well as operations for other third-party refineries, in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. Additionally, we own a 50% ownership interest in each of Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas (the “Osage Pipeline”), and Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), the owner of a crude oil storage terminal in Cushing, Oklahoma and a pipeline that runs from Cushing, Oklahoma to our Tulsa Refineries; a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline from the Powder River Basin to Casper, Wyoming (the “Saddle Butte Pipeline”); and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline from Sinclair, Wyoming to the North Salt Lake City, Utah Terminal (the “Pioneer Pipeline”).

Our midstream operations generate revenues by charging tariffs for transporting petroleum products and crude oil through their pipelines, by charging fees for terminalling refined products and other hydrocarbons and by storing and providing other services at their storage tanks and terminals. Our midstream operations do not take ownership of products that they transport, terminal, store or refine; therefore, they are not directly exposed to changes in commodity prices.

As of December 31, 2025, our midstream assets included:

Pipelines
•approximately 660 miles of refined product pipelines, including 340 miles of leased pipelines, used to transport gasoline, diesel and jet fuel principally from our Navajo Refineries in New Mexico to our customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;
•one 205-mile pipeline that transports refined product from our Parco Refinery in Wyoming to our customers in Colorado;
•one 114-mile bi-directional products pipeline that transports finished and intermediate products between our Parco and Casper refineries in Wyoming;
•approximately 510 miles of refined product pipelines used to transport refined products from a refinery in Big Spring, Texas to other destinations in Texas;
•two 65-mile pipelines that transport intermediate feedstocks and crude oil from our crude oil distillation and vacuum facilities at our Lovington facility to our petroleum refinery facilities in Artesia, New Mexico;
•one 65-mile intermediate pipeline that is used for the shipment of crude oil from the gathering systems in Barnsdall and Beeson, New Mexico to our Navajo Refineries;
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
•approximately 990 miles of crude oil trunk, gathering and connection pipelines located in west Texas and New Mexico that primarily deliver crude oil to our Navajo Refineries;
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
•the UNEV Pipeline, which is a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada and Cedar City, Utah;
•a 50% interest in the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to our El Dorado Refinery and also has a connection to the Jayhawk pipeline that further connects to a refinery in McPherson, Kansas;
•a 50% interest in the Cushing Connect Pipeline, a 50-mile crude oil pipeline running from Cushing, Oklahoma to our Tulsa Refineries;
•a 49.995% interest in the Pioneer Pipeline, a 312-mile refined product pipeline running from Sinclair Station in Wyoming to the terminal in North Salt Lake City, Utah. Through connections, this pipeline is also able to deliver refined products to the UNEV Pipeline; and
•a 26.08% interest in the Saddle Butte Pipeline, a crude oil pipeline that collects crude oil from the Powder River Basin in Wyoming and primarily delivers into our crude oil pipeline system that supplies our Parco and Casper refineries.

Refined Product Terminals and Refinery Tankage
•two refined product terminals located in Orla, Texas and Moriarty, New Mexico, with an aggregate capacity of approximately 200,000 barrels, that are integrated with our refined product pipeline system that serves our Navajo Refineries;
•two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with an aggregate capacity of approximately 560,000 barrels, that are integrated with our refined product pipelines that serve shipments originating in Big Spring, Texas;
•a refined product terminal in Catoosa, Oklahoma, with a capacity of approximately 60,000 barrels that stores specialty lubricant products and is utilized by our Tulsa Refineries;
•a refined product loading rack facility at each of our El Dorado, Tulsa, Navajo and Woods Cross refineries, heavy product/asphalt loading rack facilities at our Tulsa East and Lovington facilities, LPG loading rack facilities at our El Dorado Refinery and Tulsa West facility and base oil loading racks at our Tulsa West facility;
•refined product storage capacity at our Parco and Casper refineries as well as at seven refined product terminals in Colorado, Idaho, Wyoming and Washington serving our Parco, Casper and Woods Cross refineries with a capacity of approximately 2,510,000 barrels;
•one refined product terminal in Kansas City, Missouri having an aggregate storage capacity of approximately 340,000 barrels;

•on-site crude oil tankage at our Tulsa, Navajo and Woods Cross refineries and Cheyenne facility having an aggregate storage capacity of approximately 1,440,000 barrels;
•on-site refined and intermediate product tankage at our El Dorado, Tulsa, Navajo and Woods Cross refineries and Cheyenne facility having an aggregate storage capacity of approximately 8,250,000 barrels;
•eleven crude oil tanks adjacent to our El Dorado Refinery with a capacity of approximately 1,040,000 barrels that primarily serve our El Dorado Refinery;
•crude oil tankage at five crude oil terminals with a capacity of approximately 1,790,000 barrels that primarily serve our Parco and Casper refineries;
•crude oil tankage with an aggregate storage capacity of approximately 510,000 barrels that primarily serve our Navajo Refineries;
•SLC Pipeline’s and Frontier Pipeline’s tankage with an aggregate capacity of approximately 380,000 barrels;
•the UNEV Pipeline’s product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 650,000 barrels;
•a 50% interest in the Cushing Connect terminal with a capacity of approximately 1,500,000 barrels of crude oil storage in Cushing, Oklahoma;
•a 26.08% interest in Saddle Butte Pipeline III, LLC, which has approximately 160,000 barrels of crude oil storage in Wyoming; and
•a 49.995% ownership interest in Pioneer Investments Corp., which has approximately 655,000 barrels of refined product storage in Utah.

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

As of December 31, 2025, we had 5,165 employees located in the following geographies: 4,301 employees in the United States, 656 employees in Canada and 208 employees in Europe. As of December 31, 2025, 1,588 employees were covered by collective bargaining agreements. The current collective bargaining agreements have various expiration dates ranging between 2026 and 2030. We have experienced no material interruptions of operations due to disputes with our employees and management maintains positive working relationships with our local unions and their members.

Oversight
Our board of directors (the “Board of Directors”) and Board of Directors committees provide oversight on our strategies and policies related to human capital management. Our Compensation Committee is responsible for periodically reviewing HF Sinclair’s strategies, policies and practices regarding the promotion of equal employment opportunity, talent and performance management, pay equity and employee engagement, as well as our executive succession planning. Our Nominating, Governance and Social Responsibility Committee oversees our policies and practices regarding human rights in our operations and supply chain. This process is designed to provide oversight of our strategies related to attracting, retaining and developing a workforce that aligns with our values and strategies.

Equal Employment Opportunity
Our leadership is committed to attracting, retaining and developing a highly engaged, high-performing, multifaceted workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. HF Sinclair is an equal opportunity employer and prohibits all forms of unlawful discrimination.

Our university recruiting team works to expand our presence in the marketplace to attract diverse talent by partnering with various university-based groups in order to reach a diverse population of candidates for its recruitment pool from student and alumni bases. In addition, to help foster a culture of inclusion, we have four voluntary and employee-led employee resource groups (“ERGs”), which are open to all employees: Women in Energy, Veterans in Energy, Family Caregivers in Energy and Cultural Awareness in Energy. Each of the ERGs focuses on developing talent at HF Sinclair by fostering relationships through education, networking and leadership development opportunities.

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

In an effort to achieve Goal Zero, our employee and contractor safety education and training programs are conducted on an ongoing basis. We set specific goals for workplace safety and measure attainment of those goals. Over the past five years ended December 31, 2025, our Occupational Safety and Health Administration (“OSHA”) combined total recordable incident rate declined by 39%.

Total Rewards & Development
We believe that the health of our company is linked to the performance and health of our people. We want to inspire and empower our employees to feel confident in their long-term well-being and are committed to offering a comprehensive and competitive total rewards programs for our employees, as benchmarked against our peers. While our benefit offerings vary depending on each country’s market practices, they are designed to support employee health, financial and emotional needs. Our offered benefits include comprehensive coverage for health care, a competitive retirement savings benefit, vacation and holiday time and other income protection and work-life benefits. We also provide tools to help recognize and reward employee performance consistent with our One HF Sinclair Culture.

Consistent with our culture of ownership and growth, we offer training, development and engagement programs across every level of our organization to provide employees the opportunity to develop their careers by enhancing skills and capabilities consistent with the needs of the business. Our suite of programs includes: Accelerate and LinkedIn Learning, a curated collection of on-demand e-learning for all employees; Refine, interactive instructor-led workshops focusing on professional development at any career level; Front Line Leadership Development, a series of leadership trainings for new and existing supervisors; Catalyst, a guided cohort of new leaders learning about leadership styles and executive presence; and Leading the HF Sinclair Way, a deep-dive for our senior leaders on leading through our cultural values and business objectives.

Community Outreach / Volunteerism
Being a good neighbor and engaged member of the communities in which we operate is important to us. In addition to supporting charitable organizations through financial contributions, throughout 2025, we were equally pleased to support our communities through in-kind giving. From filling backpacks with school essentials to helping prepare meals and planting trees, our employees showed up for their communities and dedicated volunteer efforts to a variety of organizations.

Governmental Regulation
Our operations are subject to international, federal, state, provincial and local laws and regulations regarding, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous materials by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, energy efficiency, characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment. Permits or other authorizations are required under these laws and regulations for the operation of our refineries, pipelines and other facilities, and these permits and authorizations are subject to revocation, modification and renewal, any of which may or may not be granted, or may require operational changes, that may involve significant costs. Our operations are also subject to various international and domestic laws and regulations relating to health and safety, and failure to appropriately manage health and safety risks associated with our business could adversely impact our employees, communities, stakeholders, reputation and results of operations.

A violation of permit conditions or a failure to comply with applicable laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations and the incurrence of capital expenditures; the denial or withdrawal of permits or the occurrence of delays in the permitting, development or expansion of projects or facilities; the issuance of injunctive relief limiting or prohibiting certain operations; and reputational harm. There is also the potential for liability for spill response and remediation, natural resource damage claims, and personal and property damage claims if there were to be an oil spill at a facility located near federal, state or provincial waters or a release of hazardous or other substances into the environment.

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

Our capital expenditures attributable to compliance with government regulations, including environmental regulations, did not have a material effect on our cash flows in 2025. While we currently do not expect that compliance with government regulations, including environmental regulations, will have a material effect on our cash flows in 2026, we expect to incur capital expenditures of $30 million related to the implementation of injunctive relief and mitigation measures at our Navajo Refineries as a result of a settlement agreement reached with the EPA, the Department of Justice (“DOJ”) and the New Mexico Environment Department (the “2025 Consent Decree”), which are included in the 2026 capital expenditure guidance discussed under “Cash Flows – Investing Activities and Planned Capital Expenditures” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Federal Transportation Rate Regulation - Some of our existing pipelines provide interstate transportation services subject to regulation by the Federal Energy Regulatory Commission (the “FERC”) pursuant to the Interstate Commerce Act (the “ICA”). The ICA requires that the rates charged by these pipelines (referred to as “interstate liquids pipelines”) must be just and reasonable. The ICA also prohibits interstate liquids pipelines from providing services in a manner that unduly discriminates against or confers undue preference upon any shipper. The ICA permits interested persons to challenge newly proposed or changed rates or rules and authorizes the FERC to suspend the effectiveness of such proposed rates or rules for a period of up to seven months, during which the FERC may investigate whether the proposed rates or rules are just and reasonable. Upon completion of an investigation, the FERC may require the interstate liquids pipeline to refund the revenues collected during the pendency of the investigation that are in excess of the amount the FERC determines to be just and reasonable, together with interest. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order an interstate liquids pipeline to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations (including interest) for damages sustained during the two years prior to the filing of a complaint.

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

In response to requests for rehearing of its December 2020 price index proposal, on January 20, 2022, the FERC established a revised price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which interstate liquids pipelines charging indexed rates were permitted to adjust their index ceilings annually by a multiplier set at the annual change in the Producer Price Index for Finished Goods (“PPI-FG”) minus 0.21% (a decrease from the PPI-FG plus 0.78% proposed in December 2020). In early 2022, industry participants petitioned the United States Court of Appeals for the District of Columbia (the “DC Circuit”) in Liquid Energy Pipeline Association v. FERC to review the FERC’s orders setting the price index, and in July 2024 the DC Circuit agreed with those petitioners and ordered FERC to reinstate the previous PPI-FG plus 0.78% multiplier. Pipelines were permitted to raise their index-based rates to the new ceiling immediately after that order was implemented by FERC in September 2024. However, in October 2024, FERC issued a Supplemental Notice of Proposed Rulemaking to reinstate the PPI-FG minus 0.21% multiplier (the “Vacated Index”). In November 2025, FERC ruled that it would not reinstate the Vacated Index and permitted pipelines to recover, with some exceptions, revenues lost during the time when the Vacated Index was in effect. That rulemaking proceeding remains pending on rehearing and/or clarification and could result in a further change to the index and impact our rates set using the PPI-FG plus 0.78% price index. Additionally, in November 2025, FERC initiated a Notice of Proposed Rulemaking to determine the price index for the five-year period commencing July 1, 2026, proposing an index of PPI-FG minus 1.42%. That proceeding is ongoing, and the outcome could impact our rates for the next five-year period.

We believe the transportation rates currently charged by our interstate liquids pipelines are in accordance with the ICA and applicable FERC regulations. However, due to the complexity of ratemaking, the lawfulness of any rate is never assured. Adverse decisions by the FERC related to our rates could adversely affect our revenue, financial position, results of operations, and cash flows. In addition, if any of our pipelines were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to the affected assets.

State Transportation Rate Regulation - While the FERC regulates the rates for interstate shipments on our interstate liquids pipelines, the New Mexico Public Regulation Commission regulates the rates for intrastate shipments on our pipelines in New Mexico, the Texas Railroad Commission regulates the rates for intrastate shipments on our pipelines in Texas and the Oklahoma Corporation Commission regulates the rates for intrastate shipments on our pipelines in Oklahoma. Generally, these state agencies have not investigated the rates or practices of intrastate pipelines subject to their jurisdiction in the absence of shipper complaints. However, a state regulatory commission could investigate our rates if such a challenge were filed and any adverse decisions could adversely affect our revenue, financial position, results of operations and cash flows.

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

Pipeline Safety and Maintenance - Many of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”). PHMSA has promulgated regulations governing, among other things, maximum operating pressures, pipeline patrols and leak surveys, control room management, valve spacing and rupture mitigation, spill response and emergency procedures, as well as other matters intended to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture, could affect “high-consequence areas,” which are areas where a release could have the most significant adverse consequences, including certain population areas, certain drinking water sources and unusually sensitive ecological areas.

In addition, many states have adopted regulations similar to, or which go above and beyond, existing PHMSA regulations, for certain intrastate pipelines. For example, Texas has developed regulatory programs that largely parallel the federal regulatory scheme and impose additional requirements for certain pipelines. Furthermore, other related federal and state programs, such as the EPA’s Risk Management Program (“RMP”) and OSHA’s Process Safety Management (“PSM”) standard or European equivalents (post-Seveso legislation) apply to some of our terminals and associated facilities.

We perform preventive and normal maintenance on all of our pipeline and terminal systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our pipelines and other assets as required by regulations. Corrosion inhibitors, external coatings and impressed current cathodic protection systems are used to protect against internal and external corrosion. We regularly monitor, test and record the effectiveness of these corrosion-control systems. We monitor the structural integrity of covered segments of our pipeline systems through a program of periodic internal inspections using electronic “smart pigs,” hydrostatic testing or other measures. We follow these inspections with a review of the data, and we make repairs as necessary to maintain the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other appropriate integrity testing methods. This approach is intended to allow the pipelines that have the greatest risk potential to receive the highest priority in being scheduled for inspections or pressure tests for integrity. Nonetheless, the adoption of new or amended regulations or the reinterpretation of existing laws and regulations by PHMSA or states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators.

Maintenance facilities containing equipment for pipe repairs, spare parts and trained response personnel are located along the pipelines. Employees participate in simulated spill response exercises on a regular basis. They also participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 (“OPA”) requirements.

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

For further information on pipeline safety and regulatory requirements related to maintenance, see the discussion under our risk factor “We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs” in Item 1A “Risk Factors.”

Air Regulations - Our operations are subject to certain requirements of the federal Clean Air Act (“CAA”) as well as related state and local laws and regulations, and similar laws in Canada and the Netherlands. Certain CAA regulatory programs (and similar programs in Canada and the Netherlands) applicable to our facilities require capital expenditures for the installation of certain air pollution control devices, operational procedures and expenditures to minimize emissions and to prevent accidental releases of air pollutants, and monitoring and reporting of emissions. For example, implementation of the revised National Ambient Air Quality Standards (“NAAQS”) for ozone and particulate matter could result in stricter permitting requirements, a delay in or the inability to obtain such permits, and increased expenditures for pollution control equipment, the costs of which could be significant; however, the EPA has announced that it is reconsidering the 2024 particulate matter NAAQS, which is also subject to legal challenge. Moreover, an EPA rule became effective in January 2018 that requires, among other things, benzene monitoring at the refinery fence line and submittal of fence line monitoring data to the EPA on a quarterly basis; upgraded storage tank controls requirements, including new applicability thresholds; enhanced performance requirements for flares, continuous monitoring of flares and pressure release devices, and analysis and remedy of flare release events; compliance with emissions standards for delayed coking units; and requirements related to air emissions resulting from startup, shutdown and maintenance events. In September 2023, the EPA Office of Inspector General published a report recommending that the EPA increase oversight related to these fence line monitoring requirements. In response to the Inspector General report, in September 2025, the EPA issued a Benzene Enforcement Alert, highlighting benzene fence line monitoring at petroleum refineries as an enforcement priority. Additionally, in October 2024, the EPA finalized updates to its volatile organic liquid storage tank emission standards, which establish more protective standards for various types of vessels, including floating roof storage vessels and storage vessels that utilize closed vent systems and controls. These rules, as well as other rules under the CAA or similar laws in all jurisdictions in which we operate, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs on our operations.

Fuel Quality Regulations - We are subject to the EPA’s regulations governing fuels and fuel additives used in motor vehicles, non-road equipment and airplanes. The EPA has the authority under the CAA to modify the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. In February 2007, the EPA finalized MSAT2 regulations that impose reductions in the benzene content of our produced gasoline. In addition to reducing benzene concentration in our gasoline, our refineries currently purchase benzene credits to meet these requirements. If economically justified or otherwise determined to be beneficial, we may implement additional benzene reduction projects to eliminate or reduce the need to purchase benzene credits. Additionally, in April 2014, the EPA finalized the Tier 3 Motor Vehicle Emission and Fuel Standards, which require a reduction in annual average gasoline sulfur content from 30 parts per million (“ppm”) to 10 ppm. These requirements, other CAA requirements, and other presently existing or future environmental regulations, may cause us to make substantial capital expenditures and purchase sulfur credits at significant cost to enable our refineries to produce fuels that meet the applicable requirements. In December 2020, the EPA streamlined and consolidated its existing fuel quality regulations that apply across all gasoline and diesel fuel programs, also known as the EPA’s Fuels Regulatory Streamlining Rule at 40 CFR Part 1090. Most recently, in December 2024, the EPA issued another final rule, the Fuels Regulatory Streamlining Amendments, to provide clarity and flexibility to provisions that govern how fuel, fuel additives, and regulated blendstocks are sampled and tested to demonstrate compliance.

Pricing and Profits Reporting and Regulation - Some state governments have considered legislation that would require companies in the petroleum industry to report detailed market information (including supply, pricing and profit information) and would potentially impose penalties for profits deemed to be excessive. For example, in January 2024, House Bill 2232 (“HB 2232”) was introduced by the Washington legislature, and as proposed would have established extensive reporting requirements for companies, including refiners, seeking information such as volume, price, type, feedstock inputs, origin of petroleum receipts, imports and exports of finished petroleum products, blendstocks and ethanol, refinery outputs and refinery stocks, and finished product supply and distribution, among others. Additionally, HB 2232 would have created a new division within the Washington Utilities and Transportation Commission charged with providing independent oversight and analysis of petroleum fuel markets. Although HB 2232 was not adopted by the Washington legislature, whether HB 2232 or similar legislation will be introduced and enacted in the future is unknown at this time. If legislation similar to HB 2232 is passed into law, such legislation could result in increased compliance costs and affect the results of our operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under this law may be perceived or interpreted by our customers and stakeholders.

Renewable Fuel Standard - Pursuant to the Energy Independence and Security Act of 2007, and the EPA’s corresponding Renewable Fuel Standard (“RFS”) regulations, most refiners are required to blend increasing amounts of biofuels with refined products or purchase RINs in lieu of blending. Under the RFS, the percentage of renewable fuels that refineries are obligated to blend into their finished petroleum products is adjusted annually. In June 2023, the EPA finalized the RFS targets for 2023 through 2025, which set the annual renewable volume obligations (“RVOs”) for conventional (i.e., corn ethanol) renewable fuel, biomass-based diesel, advanced biofuels and cellulosic biofuel. The EPA has proposed revisions to the 2025 RVO, as well as RVOs for 2026 and 2027, but has yet to finalize these proposals. The targets, if finalized as proposed, increase RVOs in each of the concurrent years.

The EPA’s implementation of the RFS has historically been subject to numerous court challenges. Lawsuits have been filed by the renewable fuel industry and the refining industry challenging the EPA’s decisions on small refinery exemptions. For example, in 2022, the EPA denied all pending small refinery exemption petitions on the belief that small refineries are able to pass through compliance costs to customers. This decision was challenged and, in August 2024, nearly all of the small refinery exemption petition denials were vacated by the DC Circuit. Following the DC Circuit’s decision, the EPA issued decisions on a backlog of pending small refinery exemption petitions in August and November 2025, resulting in the partial or full grant of petitions. A number of entities from the renewable fuel industry and the refining industry have challenged the EPA’s decisions to issue both partial and full exemptions. There is uncertainty as to when and how this litigation will be resolved. For additional information regarding risks relating to our small refinery exemptions, see the discussion under our risk factor “Compliance with, or developments with respect to, renewable and low-carbon fuel blending programs, and other regulations, policies and standards impacting the demand for low-carbon fuels could have an adverse effect on our financial condition and results of operations” in Item 1A “Risk Factors.” We cannot predict the outcome of these matters or whether they may result in increased RFS compliance costs. There also continues to be a shortage of advanced and cellulosic biofuel production resulting in increased difficulties meeting RFS mandates. As a result, we may be unable to blend sufficient quantities of renewable fuel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be, but given the potential increase in volumes and the volatile price of RINs, increases in RVOs could have an adverse impact on our results of operations.

While there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if any of the RINs purchased on the open market are subsequently found by the EPA to be invalid, we could incur significant costs, penalties or other liabilities in connection with replacing any invalid RINs and resolving any enforcement action brought by the EPA.

Finally, we are aware of legislative efforts to amend RFS to remove eligibility for small refinery exemptions for our small refineries. Although it is not possible to predict the outcome of any RFS legislation that may be enacted, any laws or regulations that may be adopted to eliminate or further restrict small refinery exemptions may increase our operating costs and have an adverse impact on our results of operations.

California Low Carbon Fuel Standard - Under California’s Global Warming Solutions Act of 2006, the California Air Resources Board (“CARB”) was required to undertake a statewide effort to reduce GHG emissions. One of the programs designed to help achieve those reductions is the LCFS program. The LCFS program is designed to reduce GHG emissions by decreasing the carbon intensity (“CI”) of transportation fuels consumed in the state. Under this program, each fuel is assigned a CI value, which is intended to represent the GHG emissions associated with the feedstocks from which the fuel was produced, the fuel production and distribution activities, and the use of the finished fuel. Each producer or importer of fuel must demonstrate that the overall mix of fuels it supplies for use in California meets the CI benchmarks for each compliance period. A producer or importer with a fuel mix that is above the CI benchmark must purchase LCFS credits sufficient to meet the CI benchmark. Fuels produced by our Renewables segment have CI scores that are lower than traditional petroleum-based transportation fuels, and we benefit from the demand from other regulated entities for these low-carbon transportation fuels. In November 2024, CARB adopted amendments to the LCFS program, including strengthening CI targets from a 20% reduction to a 30% reduction by 2030, adding a 90% reduction target by 2045 and adding a 9% CI benchmark stringency increase for 2025. On February 18, 2025, the amendments were disapproved by the California Office of Administrative Law (“OAL”). CARB addressed the concerns raised by OAL and, on June 27, 2025, OAL approved the rulemaking. The LCFS amendments went into effect on July 1, 2025.

Oregon Clean Fuels Program - The Clean Fuels Program (“CFP”) became effective in 2016 with the intended goal of reducing the CI of Oregon’s transportation fuels by establishing annual standards that decrease over time. The baseline year for the program is 2015, and the standard for that year represents 10% ethanol blended with gasoline and 5% biodiesel blended with diesel. The CFP requires a 10% reduction in average CI from 2015 levels by 2025, followed by a 20% reduction by 2030 and a 37% reduction by 2035. Businesses that create fuels with a lower CI than the annual limit generate credits, while higher CI fuels create deficits. Credits and deficits are measured in metric tons of GHG emissions. CFP credits began to trade at the end of 2016, and the credit market has grown steadily in the subsequent years. We import transportation fuels produced at our Puget Sound Refinery into Oregon, and are thereby subject to the CFP, including, among other things, the requirement to purchase and retire CFP credits to offset the deficit created through our sale of gasoline and diesel fuel into Oregon.

Washington Clean Fuel Standard - The Clean Fuel Standard (“CFS”) became effective on January 1, 2023, and, similar to the low-carbon fuel programs in California and Oregon, it is designed to decrease the CI of Washington’s transportation fuels. The CFS initially required a 20% reduction in average CI from 2017 levels by 2034. In 2025, the Washington legislature passed HB 1409, which accelerates GHG emission reduction targets to a 45% reduction by 2038, with the option to reduce as much as 55% by 2038 if certain conditions are met. The CFS functions similarly to its sister programs in California and Oregon. We sell gasoline and diesel fuel produced at our Puget Sound Refinery in Washington, and are thereby subject to the CFS, including, among other things, the requirement to purchase and retire CFS credits to offset the deficit created through our sale of gasoline and diesel fuel in Washington.

New Mexico Clean Transportation Fuel Standard - In March 2024, the New Mexico legislature passed HB 41, establishing a Clean Transportation Fuel Standard (the “CTFS”), based on similar programs established in California, Oregon, and Washington. The CTFS requires a 20% reduction in CI from the 2018 baseline by 2030, followed by a 30% reduction in CI by 2040. The CTFS is also intended to create a marketplace to buy, trade and sell credits based on whether fuels are above or below that standard. On January 22, 2026, the New Mexico Environmental Improvement Board adopted regulations establishing the CTFS and setting April 1, 2026 as the program’s implementation date. We sell gasoline and diesel fuel produced at our Navajo Refineries in New Mexico and will therefore be subject to the CTFS upon promulgation of the implementing regulations, including, among other things, the requirement to purchase and retire CTFS credits to offset the deficit created through our sale of gasoline and diesel fuel in New Mexico.

Other Low Carbon Fuel Standards - Many international, federal, state, provincial and local governments have issued, or are considering issuing, low-carbon fuel regulations, policies and standards to reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix. While these regulations result in additional costs to our refining business, they have created opportunities to develop our renewables business, and should continue to help drive demand for our renewable diesel products. We believe that our ability to supply low-carbon fuels can play an important role in helping achieve GHG emissions reduction targets.

Blender’s and Producer’s Tax Credit Incentives - The U.S. federal government has enacted tax incentives to encourage the production of low-carbon fuels and/or reduce GHG emissions. For example, Section 6426 of the Internal Revenue Code of 1986, as amended (the “Code”), provided a tax credit (generally referred to as the blender’s tax credit) to blenders of certain renewable fuels to encourage the production and blending of those fuels with traditional petroleum-based transportation fuels. The renewable diesel produced by our Renewables segment is a liquid fuel derived from biomass that meets the EPA’s fuel registration requirements; therefore, renewable diesel that we produce and blend qualified for this refundable tax credit of one dollar per gallon. The Inflation Reduction Act of 2022 (the “IRA 2022”) extended this credit through December 31, 2024, when it expired. The IRA 2022 also created a new tax credit, the 45Z Clean Fuel Production Credit (“45Z Credit”), which provides a per-gallon (or gallon-equivalent) tax credit for producers, not blenders or compressors, of clean transportation fuels based on the CI of production. On January 10, 2025, the Department of the Treasury and the Internal Revenue Service issued guidance for the interpretation of the implementation of the IRA 2022 provisions creating the 45Z Credit and included a notice of intent to propose regulations. Such regulations were proposed on February 3, 2026, and include guidance for producers to determine eligibility and a methodology to calculate the 45Z Credit. The 45Z Credit became available on January 1, 2025, and was authorized through December 31, 2027. The 45Z Credit was further extended in July 2025 under the One Big Beautiful Bill Act (“OBBBA”) until December 31, 2029. The U.S. Congress, however, may take actions to repeal or revise the IRA 2022, including with respect to the 45Z Credit, for which the timing or outcome similarly cannot be predicted.

Oregon and Washington Carbon Cap & Trade Programs - In March 2020, the Governor of Oregon signed Executive Order 20-04 (the “Executive Order”), directing state agencies to take actions to reduce and regulate GHG emissions and consider climate change in agency planning. The Executive Order directed the Oregon Environmental Quality Commission (“OEQC”) and the Oregon Department of Environmental Quality (“ODEQ”) to take a variety of actions, including the development of a new program to limit GHG emissions from large stationary sources, transportation fuels, and other liquid and gaseous fuels. The OEQC considered and adopted final rules in December 2021, which became effective January 1, 2022, setting the emissions cap and reduction rules for the Climate Protection Program (the “CPP”). Using a 2017-2019 baseline of average emissions, the CPP includes GHG reduction goals of 50% by 2035 and 90% by 2050. A subsidiary of ours presumably became subject to the CPP rules in the second quarter of 2022 due to its sale of transportation fuel over the rack in Oregon primarily from the Puget Sound Refinery. As a presumed covered fuel supplier under the CPP rules at that time, the subsidiary submitted a CPP permit application to ODEQ in February 2023 and is purportedly required to acquire, and then surrender, compliance instruments (corresponding to each metric ton of CO2 equivalent imported/sold into Oregon) starting in calendar year 2025 (i.e., at the end of the first three-year compliance period, which runs from 2022 to 2024), and for each three-year compliance period thereafter to demonstrate compliance with the CPP rules. Further, the CPP rules were amended in November 2023 to provide, among other changes, a one-year lookback for purposes of calculating compliance instrument obligations. However, the authority of OEQC to adopt the CPP rules was challenged in litigation, including in a lawsuit filed in March 2022 by the Western States Petroleum Association and others. In December 2023, the Court of Appeals of Oregon issued an order in that lawsuit declaring the 2021 CPP rules “invalid” (based on OEQC’s failure to strictly follow administrative notice requirements at the time of rule adoption). The OEQC did not appeal the Court of Appeals of Oregon’s decision, but instead proceeded with a new rulemaking to re-adopt the CPP rules.

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

In 2021, the State of Washington enacted its own Climate Commitment Act (“CCA”), which establishes a comprehensive cap-and-invest program that provides an overall limit for GHG emissions from major sources in the state that began on January 1, 2023 and is designed to achieve a reduction to 45% below 1990 levels by 2030, 70% below 1990 levels by 2040, and 95% below 1990 levels and net-zero carbon emissions by 2050. As the operator of the Puget Sound Refinery and as a covered fuel supplier, we must obtain an allowance for each ton of covered CO2e emissions. An initiative to repeal the CCA was placed on the November 2024 ballot, but the ballot initiative failed. Entities covered under the CCA were required to surrender compliance instruments for the first time in November 2024 to comply with the 2023 annual compliance obligation. Washington State Department of Ecology is currently conducting a rulemaking to amend the cap-and-invest program, which is anticipated to be completed in the summer of 2026, and could affect how we comply with the CCA, including (but not limited to) our GHG reporting obligations, how we use allowances, and the linkage of Washington’s carbon market with California-Québec carbon market.

Climate Change - In recent years, various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxide) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from stationary sources, such as our refineries, as well as power plants, mobile transportation sources and fuels. Similar regulatory measures have also been adopted in the EU. Measures to date have included but are not limited to cap and trade programs, carbon taxes, vehicle efficiency standards, electric vehicle mandates, combustion engine phaseouts, LCFS and renewable fuel requirements. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs.

The EPA has previously issued two rules (the “Clean Power Plan” and the “Affordable Clean Energy Rule”) to reduce carbon dioxide emissions from coal-fired power plants, both of which have been invalidated by courts. In May 2024, the EPA finalized a replacement rule that would (1) convert coal plants to natural gas co-firing by January 1, 2030 and then retire by 2039, (2) install by 2032 carbon capture and sequestration technology capable of capturing 90% of all CO2 emissions, or (3) cease operations by 2032. The May 2024 rule was challenged in the U.S. Circuit Court of Appeals, but the U.S. Supreme Court denied the challenger’s request to stay implementation of the rule pending the outcome of the litigation. In June 2025, the EPA proposed to repeal the 2024 rule, as well as the 2015 standards for new fossil fuel-fired power plants, effectively proposing to repeal all greenhouse gas emissions standards for the power sector. The EPA has yet to finalize the repeal rule. Further, the EPA partially denied several petitions for reconsideration of the rule in January 2025. However, to the extent that the EPA implements rules that impose higher costs on electricity generating units, it could result in increased power costs for our refineries in future years. The EPA could propose to apply similar regulations to other facilities, including refineries, in the future.

EPA rules require us to report GHG emissions from our refinery operations and consumer use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under these rules may be used in the future to support additional regulation of GHG emissions. However, in September 2025, the EPA proposed a rule to remove GHG reporting obligations for petroleum refineries. If finalized, we would no longer have to submit annual GHG emissions reports to the EPA. Moreover, the EPA directly regulates GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit programs and may require Best Available Control Technology (“BACT”) for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting. While this does not impose any limits or controls on GHG emissions from current operations, future projects or operational changes that increase GHG emissions, such as capacity increases, may be subject to emission limits or technological requirements pertaining to GHG emissions, such as BACT.

In March 2024, the SEC adopted a rule that would have required public companies to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks, climate-related financial statement metrics and GHG emissions. Multiple lawsuits challenged the rule, and, in March 2025, the SEC voted to end its defense of the rule in court. As a result of the SEC’s stay of the rule pending the outcome of legal challenge, and this withdrawal of defense, the rule has never gone into effect or been implemented, and its future remains uncertain. However, certain states are also considering their own climate accounting, and risk and disclosure rules, independent of the SEC. For example, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies “doing business in California” with a total annual revenue of $500 million. Both laws are subject to litigation, and the U.S. Court of Appeals for the Ninth Circuit issued an injunction prohibiting CRFRA from taking effect in November 2025, and the Ninth Circuit is also considering whether any relief should extend to the CCDAA. The outcome of this litigation is uncertain.

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

Climatic events in the areas in which we operate, whether from climate change or otherwise, can cause disruptions and in some cases delays in our production activities or ability to deliver our products to our customers. These events, including, but not limited to, drought, winter storms, wildfires, extreme temperatures, tornados, extreme precipitation or flooding, may become more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations as well as the operations of our suppliers and customers. Additionally, changing meteorological conditions, particularly temperature, may result in changes to demand for our products. Our customers or suppliers may also be subject to similar risks, any of which may adversely impact our business, financial condition or operations.

The prior administration adopted an “all of government” approach to climate change in which the federal government would use not only its regulatory and enforcement authority but also its policy and purchasing power to encourage investment and use of renewable energy sources and to otherwise impede and reduce fossil fuel use and GHG emissions. However, in early 2025, the President revoked the prior administration’s climate change Executive Orders, including withdrawal from the Paris Agreement, directing federal agencies to cease using the Social Cost of Greenhouse Gases, and disbanding the Interagency Working Group that created it. In December 2023, the EPA announced the promulgation of a final rule that significantly limits methane and other emissions from certain oil and natural gas operations. The EPA extended several compliance deadlines for this rule in November 2025. Although this rule is currently subject to challenge and is being reconsidered by the EPA, to the extent it is implemented as promulgated, the new rule could increase the cost of domestic crude oil and natural gas. In addition, the EPA, together with the DOT, implemented GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States, which standards have been revised from time to time to impose increasingly stringent requirements for emissions reductions. The DOT finalized new vehicle fuel economy standards in June 2024, which increase fuel economy 2% per year for model years 2027-2031 for passenger cars, 2% per year for model years 2029-2031 for light trucks, 10% per year for model years 2030-2032 for heavy-duty pickup trucks and 8% per year for model years 2033-2035 for vans. Some of these standards are subject to ongoing legal challenge. However, in July 2025, the EPA proposal to repeal the 2009 GHG Endangerment Finding, which determined that GHG emissions endanger public health and welfare, a move that—if finalized—would remove the legal foundation and effectively repeal GHG emissions standards for motor vehicles and engines under the CAA. In December 2025, the DOT issued a proposed rule to reduce the stringency of the standards for light-duty vehicles through model year 2031 and to exclude electric vehicles from compliance calculations.

The future of these various actions, however, is uncertain given the change in administration and ongoing legal challenges. We cannot predict when, how or whether any of these actions will be revised or revisited.

Internationally, the United Nations-sponsored Paris Agreement requires member countries to submit non-binding, individually determined emissions reduction goals every five years after 2020. The United States initially joined and then withdrew from the agreement in 2020. In 2021, the United States rejoined the Paris Agreement and issued its corresponding “nationally determined contribution” (“NDC”) to reduce economy-wide net GHG emissions to 50-52% below 2005 levels by 2030. However, the current administration withdrew from the Paris Agreement effective January 2026. In January 2026, the President also announced that the United States would withdraw from the United Nations Framework Convention on Climate Change (“UNFCCC”), a process that could take over a year. Initiatives already taken pursuant to the Paris Agreement and UNFCCC are subject to ongoing litigation, and the future of these laws and orders under the current administration, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement and UNFCCC, remain unclear at this time. With regard to legislation, in November 2021, the United States enacted a nearly $1 trillion Bipartisan Infrastructure Law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022 the United States enacted the IRA 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. In July 2025, the OBBBA largely curtailed the electric vehicle, clean energy and green energy manufacturing programs established under the Bipartisan Infrastructure Law and the IRA 2022 by phasing out or restricting tax credits, rescinding or limiting grant funding and imposing tighter eligibility and supply-chain requirements.

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

Furthermore, on July 25, 2024, the EU’s Corporate Sustainability Due Diligence Directive (“CSDDD”) became effective. The aim of CSDDD is to foster sustainable and responsible corporate behavior in companies’ operations and across their global chains. It requires companies to conduct risk-based due diligence on human rights and environmental impacts, and aims to ensure that in-scope companies identify, prevent and address adverse human rights and environmental impacts of their actions inside and outside Europe. The CSDDD also requires in-scope companies to adopt and put into effect a transition plan for climate change mitigation which aims to ensure that the business model and strategy of the applicable company are compatible with the transition to a sustainable economy and with the limiting of global warming to 1.5°C, including its intermediate and 2050 climate neutrality targets, and where relevant, the exposure of the company to coal-, oil- and gas-related activities. Following the recent Omnibus Package I, proposed by the European Parliament to delay the application of CSRD and CSDDD, on top of the ‘stop-the-clock’ directive adopted in April 2025 which delayed the reporting obligations by one year, the obligations for in-scope companies will most likely become effective from July 2029. The EU Member States were granted a period of two years (until July 26, 2028) to adopt and publish the laws, regulations and administrative provisions necessary to comply with the CSDDD. The obligations under the CSDDD for in-scope companies will come into force gradually based on various thresholds. CSRD, CSDDD and similar laws and regulations could result in increased compliance costs and affect the results of our operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under these laws may be perceived or interpreted by our customers and stakeholders.

Water Discharges - Our operations are also subject to the Federal Clean Water Act (“CWA”), the Federal Safe Drinking Water Act (“SDWA”) and comparable state and local requirements, as well as similar laws in Canada and the Netherlands. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, groundwaters, injection wells and publicly owned treatment works except in conformance with legal authorization, such as pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal, state and local governmental agencies. The EPA commenced a study from 2015 to 2017 related to the discharges of metals and dioxin from petroleum refining operations and wastewater discharges from refineries in connection with the consideration of new effluent limitation guidelines that would be incorporated into refinery sector NPDES permits. To date, the EPA has not proposed any new effluent limitation guidelines applicable to our operations, but future rulemakings related to this issue could require us to incur increased costs related to the treatment of wastewater resulting from our operations.

The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” The previous administration issued a new rule effective in March 2023 that significantly expanded CWA jurisdiction relative to a prior June 2020 rule, both of which were subject to substantial litigation. Shortly after the previous administration issued the new rule, the United States Supreme Court issued a decision in Sackett v. Environmental Protection Agency that reduced the scope of waters and wetlands subject to federal jurisdiction. In September 2023, the EPA and the U.S. Army Corps of Engineers revised the regulatory definition of “waters of the United States” to incorporate the Supreme Court’s Sackett decision. Due to an injunction blocking implementation of the September 2023 rule in certain states, the implementation of the rule, and the applicable definition of “waters of the United States,” currently varies by state. Further, some states either have changed or are contemplating changes to their own laws in order to regulate waters and wetlands that were previously subject to federal regulation. In November 2025, the EPA and U.S. Department of the Army announced a proposed rule updating the definition of “waters of the United States” to fully implement the decision in Sackett. If finalized, this EPA rule could affect the scope of waters and wetlands subject to CWA jurisdiction and, in turn, the permitting, mitigation, timing and costs of certain projects at our facilities.

Hazardous Substances and Wastes - We generate wastes that may be subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state and local requirements, as well as similar laws in Canada and the Netherlands. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Although the EPA is currently working on several rulemakings that could impact how our refineries manage various waste streams, it does not appear that these rules will significantly impact our refineries.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes strict, and under certain circumstances, joint and several liability on certain classes of persons who are considered to be responsible for the cost of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. These persons include current and former owners or operators of property where a release has occurred, and any persons who disposed of, or arranged for the transport or disposal of, hazardous substances at the property. In the course of our historical operations, as well as in our current operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may be subject to cleanup and cost recovery actions under CERCLA in the future. Similarly, locations now owned or operated by us, where third parties have disposed of such hazardous substances in the past, may also be subject to cleanup and cost recovery actions under CERCLA. Some states have enacted laws similar to CERCLA which impose similar responsibilities and liabilities on responsible parties. It is also not uncommon for neighboring landowners and other third parties to file claims under state law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Many states also have similar liability regimes that impose strict and potentially joint and several liability for releases into the environment.

Chemicals and Emerging Contaminants - Various regulators are considering regulation of so-called emerging contaminants, including, for example, a final rule adopted by the EPA in May 2024 to list two per- and polyfluoroalkyl substances (“PFAS”) as CERCLA hazardous substances, which is subject to ongoing legal challenges. In 2023, the EPA undertook several other regulatory actions related to PFAS chemicals, including, among others, updates to the EPA’s Toxics Release Inventory (“TRI”) program to remove an exemption for reporting PFAS and to include PFAS exposure as a new enforcement priority for fiscal years 2024-2027. In addition to the seven individual PFAS that the EPA added to the list of chemicals covered by TRI reporting, in October 2024, the EPA proposed a rule to add an additional 16 individual PFAS and 15 PFAS categories representing over 100 individual PFAS to the TRI. We cannot predict whether that rule will be finalized as proposed or the impact of future regulation of presently unregulated substances, but the prospect of such regulation creates additional uncertainty. In February 2024, the EPA proposed to list nine PFAS as “hazardous constituents” under RCRA, with projected final action in 2026, though the precise timing and scope of any final rule remain uncertain. Finally, in December 2024, the EPA initiated a process under the Toxic Substances Control Act (“TSCA”) to prioritize the risk evaluation of several substances including certain constituents of crude oil, intermediates, and/or finished petroleum products, including benzene and ethylbenzene. That process includes a rule under TSCA requiring petroleum refiners and others to submit information to the EPA related to the priority chemicals.

Several environmental groups filed a petition under TSCA, in February 2025, requesting that the EPA promulgate a Section 6(a) rule to prohibit the use of hydrogen fluoride (“HF”) in domestic oil refining, citing unreasonable risks to public health and the environment from refinery alkylation and associated transport of HF. Several of our refineries utilize HF in their alkylation process. In May 2025, the EPA denied the petition, concluding petitioners did not meet their burden under TSCA to establish that a Section 6(a) rule is necessary. Petitioners subsequently filed a lawsuit challenging EPA’s denial, and that litigation is pending and we cannot predict the outcome.

On September 19, 2024, the European Commission adopted new measures under the REACH Regulation to protect human health and the environment by restricting the use of undecafluorohexanoic acid (“PFHxA”) and PFHxA‑related substances. These sub-groups of PFAS are very persistent and mobile in water, and their use in certain products poses an unacceptable risk to human health and the environment. A final legislative proposal for a comprehensive revision of the REACH Regulation is expected in 2026, with the aim of simplifying the regulation for the chemical industry, while implementing expedited procedures to address the most hazardous substances. Additionally, the European Chemicals Agency plans to launch a consultation on the draft opinion of its Committee for Socio-economic Analysis (“SEAC”) regarding the proposed EU-wide restriction of PFAS. After reviewing the consultation feedback, SEAC is expected to adopt its final opinion by the end of 2026. We cannot yet predict the outcome of these regulatory actions and their potential impact on our operations, if any.

Oil Pollution Liability - The OPA and regulations thereunder generally subject owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the U.S. The OPA also imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Likewise, the CWA contains provisions that also impose similar liabilities for oil spills, and regulations under the CWA impose prevention and response planning requirements applicable to many of our facilities. These liability regimes, as well as the rules under the OPA and CWA, or new agency interpretations of existing laws and regulations, may necessitate additional expenditures in future years and result in increased costs of our operations.

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

Additionally, our assets and operations in the Netherlands are required to comply with Dutch regulations that are similar to, and in some cases more stringent than, those described above for our U.S. operations. The statutes to which our Dutch assets and operations are subject include the Environmental Protection Act, the Climate Act, the Environment and Planning Act, and other subordinate decrees and regulations relating to environmental control, permitting and enforcement. The Environment and Planning Act entered into effect on January 1, 2024, and has led to the integration of a majority of Dutch environmental laws. With the Environment and Planning Act, new subordinate decrees and regulations entered into effect, such as the Environment Decree, the Environment Regulation and the Environmental Activities Decree. Transitional law is applicable for running matters under the Environment and Planning Act, which means that the old regulations still apply in certain matters. The Netherlands also participates in certain broader European legal initiatives, including GHG cap and trade programs. Additionally, in December 2019, the High Council of the Netherlands upheld a court order for the government of the Netherlands to reduce the country’s GHG emissions by 25% (compared to 1990) by 2020, and in January 2020, the Climate Act came into effect, with (on the basis of the latest amendments following European law) the goal of significantly reducing GHG emissions by 55% (compared to 1990) by 2030, achieving climate neutrality by 2050 and striving for negative GHG emissions after 2050. Furthermore, the target is that 100% of the electricity production will be CO2 neutral in 2050.

Enforcement and Litigation Proceedings - We are and have been the subject of various local, state, provincial, federal and private proceedings and inquiries relating to compliance with environmental laws and regulations and conditions. These matters include statutory and regulatory programs related to soil and water discharges and contamination, air pollution, pipeline safety and integrity, and GHG emissions, as well as personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed. We currently have environmental remediation projects that relate to recovery, treatment and monitoring activities resulting from past releases of refined product and crude oil into the environment. As of December 31, 2025, we had an accrual of $189 million related to such environmental liabilities.

Compliance with current and future environmental regulations is expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued, if applicable.

Environmental, Health, and Safety - Our operations are subject to various laws and regulations relating to environment, health and safety, including OSHA regulations, comparable state statutes, Canadian regulations applicable to our operations in Canada and Dutch regulations, including the Health and Safety Act and other subordinate decrees and regulations, applicable to our operations in the Netherlands. We maintain a comprehensive safety program, including mechanical integrity and safety-related maintenance programs and training, to comply with all applicable laws and regulations to protect the safety of our workers and the public. Some of our operations are also subject to OSHA’s PSM regulations or the European equivalent and the EPA’s CAA RMP regulations, which are designed to prevent or minimize chemical accidents and any resulting releases of toxic, reactive, flammable or explosive chemicals. In January 2017, the EPA revised the RMP requirements for incident investigation and accident history reporting, emergency preparedness, and the performance of process hazard analyses and third-party compliance audits. However, some of the revised requirements were paused and never became effective, and other requirements were rescinded by the EPA in a December 2019 final rule. That rescission was challenged in court, but the case has not proceeded because the EPA proposed a further RMP amendment in August 2022, which was finalized in March 2024, and the final rule became effective on May 10, 2024 (the “2024 RMP Rule”). The 2024 RMP Rule reverses much of the 2019 rescission, with some modifications, and adds provisions for employee participation, community engagement and additional accident prevention requirements. For example, the 2024 RMP Rule requires refineries with HF alkylation processes to perform a “safer technology and alternatives analysis” as part of the process hazard analysis to consider and document the practicability of inherently safer technologies and other risk management measures. However, the 2024 RMP Rule was challenged by industry groups and states, and that case is currently pending. Finally, in March 2025, the EPA initiated formal reconsideration of the 2024 RMP Rule, which is ongoing. Also in January 2017, OSHA announced changes to its National Emphasis Program, which specifically identified oil refineries as facilities for increased inspections and instructed inspectors to use data gathered from the EPA RMP inspections to identify refiners for additional PSM inspections. Further, in December 2024, the Washington Department of Labor and Industries’ new PSM Rule for petroleum refineries became effective, which applies stringent worker safety requirements to petroleum refineries, including performance of regular reviews to identify hazards, root cause analyses after significant accidents, and regular review of processes that are likely to damage or wear down equipment. Compliance with applicable state and federal health and safety laws and regulations, as well as environmental regulations, has required, and continues to require, substantial expenditures.

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

Item 1A.Risk Factors
Risk Factor Summary

Investing in us involves a degree of risk. You should carefully consider all information in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis section and the financial statements and related notes, prior to investing in our common stock. These risks and uncertainties include, but are not limited to, the following:

Risks Related to our Business/Industry

•The prices of crude oil, renewable feedstocks, refined, finished lubricant and renewable diesel products materially affect our operating results and are dependent upon many factors that are beyond our control.
•Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks for which we may not be adequately insured.
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
•To successfully operate our facilities, we are required to expend significant amounts for capital outlays and operating expenditures. If we are unable to complete capital projects at their expected costs or in a timely manner, our financial condition, results of operations or cash flows could be materially and adversely affected.
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
•In the most recent reporting cycle, we reviewed certain issues relating to our disclosure processes that had the potential to impair our ability to make appropriate and timely disclosure decisions. In the event of any failure of the Company to accurately report our financial results or to maintain effective internal control over financial reporting or disclosure controls and procedures, investors could lose confidence in our financial and other public reporting, which could have a material adverse effect.
•A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.
•Acquisitions involve numerous risks, any of which could adversely affect us.
•Certain of our facilities, pipelines and assets are located on or adjacent to Native American tribal lands or on other lands that we do not own. Our operations are subject to potentially disruptive activity by those concerned with our industry.
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
•We incur significant costs and liabilities, and expect to incur additional costs and liabilities in the future, resulting from compliance with existing, new and changing environmental, health and safety laws and regulations, and we face potential exposure for environmental matters.
•We may incur significant costs and liabilities resulting from the performance of pipeline integrity programs and related repairs.
•There are various risks associated with GHGs and climate change that could result in increased operating and compliance costs, increased litigation and reduced demand for the refined products we produce and investment in our industry.
•Evolving attention to ESG matters may adversely impact our business, financial results, stock price or price of debt securities.
•Compliance with, or developments with respect to, renewable and low-carbon fuel blending programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could have an adverse effect on our financial condition and results of operations.
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
•We may be subject to information and operational technology system failures, communications network disruptions and data breaches that are generally beyond our control.
•Our business is subject to complex and evolving global laws, regulations and security standards regarding data privacy, cybersecurity and data protection, which could result in claims or increased costs of operations, or other harm to our business.
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
•We are exposed to the credit risks and certain other risks of our key customers and vendors.
•Our credit facilities contain certain covenants and restrictions that may constrain our business and financing activities.
•Our hedging transactions may limit our gains and expose us to other risks.
•We may be unable to pay future dividends.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition and results of operations could be materially and adversely affected. The headings provided in this Item 1A are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors.

RISKS RELATED TO OUR BUSINESS/INDUSTRY

The prices of crude oil, renewable feedstocks, refined, finished lubricant and renewable diesel products materially affect our operating results and are dependent upon many factors that are beyond our control, including general market demand and economic conditions, seasonal and weather-related factors, regional and grade differentials and governmental regulations and policies.

Among these factors is the demand for crude oil, renewable feedstocks (such as soybean oil), refined, finished lubricant and renewable diesel products, which can vary by type and class or product and is largely driven by the conditions of local and worldwide economies, as well as by weather patterns, changes in consumer preferences and the taxation of these products relative to other energy sources. Governmental regulations and policies, particularly in the areas of taxation, trade, energy and the environment, also have a significant impact on demand and pricing. Other factors affecting pricing and demand, and ultimately our operating results, include changes in product and crude pipeline capacities, crude oil differentials (including regional and grade differentials), the price and availability of renewable feedstocks, changes in transportation costs, accidents or interruptions in transportation, competition in the particular geographic areas that we serve, global market conditions, actions by foreign nations and factors that are specific to us, such as the success of particular marketing programs and the efficiency of our refinery and facility operations. Developments in the global oil markets, such as actual or potential hostilities or other conflicts in oil producing areas, including uncertainty regarding the effects and durations of global hostilities, war or any associated military campaigns, and worldwide demand for crude oil, particularly in developing countries, can affect the prices of crude oil and result in inflated energy prices. The demand for crude oil and refined and finished lubricant products can also be reduced due to a local or national recession or other adverse economic condition, higher gasoline prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of electric, gas/electric hybrid or hydrogen-powered vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

We do not produce crude oil or our renewable feedstocks and must purchase nearly all of the feedstocks we process, the price of which fluctuates based upon worldwide and local market conditions, including due to adverse weather events and regulatory interventions. The profitability of our Refining, Lubricants & Specialties and Marketing segments depends largely on the spread between market prices for refined petroleum products and crude oil prices. The profitability of our Renewables segment depends largely on the spread between market prices for renewable diesel plus state and federal low-carbon fuel incentives and renewable feedstocks, such as soybean oil. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined and renewable products are commodities whose price levels are determined by market forces beyond our control. For example, the reversal of certain existing pipelines or the construction of certain new pipelines transporting additional crude oil or refined products to markets that serve competing refineries could affect the market dynamic that has allowed us to take advantage of favorable pricing. In addition, the volume of renewable diesel produced by our competitors is expected to increase going forward, and as the market becomes more competitive, or if there are changes in the regulations, policies, and standards affecting the demand for low-carbon fuels or our ability to obtain approved fuel pathways, our Renewables segment may experience increased volatility in product margins. A deterioration of crack spreads or price differentials between domestic and foreign crude oils or renewable diesel product margins could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, due to the seasonality of refined and renewable products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year and can vary year to year in the event of unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our products. The effect of changes in crude oil or renewable feedstock prices on operating results depends in part on how quickly refined product or renewable diesel prices adjust to reflect these changes. A substantial or prolonged increase in crude oil or renewable feedstock prices without a corresponding increase in refined product or renewable diesel prices, a substantial or prolonged decrease in refined product or renewable diesel prices without a corresponding decrease in crude oil or renewable feedstock prices, or a substantial or prolonged decrease in demand for refined products or renewable diesel could have a significant negative effect on our earnings and cash flow.

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

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards, unforeseen interruptions and other disruptive risks such as natural disasters, adverse weather, accidents, maritime disasters or casualties (including those involving marine vessels/terminals), fires, explosions, hazardous materials releases or spills, terrorist attacks or cyberattacks, vandalism, power failures, mechanical failures and other events beyond our control, and we have experienced certain of these events in the past. These events could result in an injury or loss of life, and have in the past and could in the future result in property damage or destruction, or curtailment of or an interruption in our operations and may affect our ability to meet customer commitments. For example, historic spills along our existing pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Additionally, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues. Further, the consequences of any operational incident (including as a result of a maritime disaster or casualty) at our marine terminal facilities may be even more significant as a result of the complexities involved in addressing releases or spills occurring in U.S. federal and/or state waters (or in waters of other jurisdictions in which we operate) and/or the repair of marine terminal facilities.

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

There can be no assurance that insurance will cover all or any damages, losses or expenses resulting from these types of hazards. We are not fully insured against all risks to our business and therefore, we self-insure certain risks. If any of our facilities were to experience an interruption in operations, our earnings could be materially adversely affected (to the extent not recoverable through insurance).

If a significant accident or event occurs that is self-insured or not fully insured, it could have a material adverse effect on our business, financial condition and results of operations.

A disruption to or proration of the product distribution systems or manufacturing facilities we utilize could negatively impact our profitability.

We utilize various third-party pipeline systems to deliver our products from our refineries and renewables facilities to market. The key third-party pipeline systems utilized by the Casper, El Dorado, Navajo, Parco, Puget Sound, Woods Cross, and Tulsa refineries and Cheyenne renewables facility are ONEOK (RMPS), NuStar Energy ONEOK, SFPP, Pioneer, Olympic, MPLX, ONEOK and Pioneer, respectively. Our refineries also utilize systems owned by our Midstream segment. If these key pipelines or their associated tanks and terminals become inoperative or decrease the capacity available to us due to testing, line repair, reduced operating pressures, catastrophic events, terrorist attacks or cyberattacks, vandalism or other causes, we may not be able to sell our product, or we may be required to hold our product in inventory or supply products to our customers through an alternative pipeline or by rail or additional tanker trucks from the refinery, all of which could increase our costs and result in a decline in profitability.

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

We have manufacturing facilities in foreign countries that support the Lubricants & Specialties segment. If one of our facilities is damaged or disrupted, resulting in production being halted for an extended period, we may not be able to timely supply our customers. We take steps to mitigate this risk, including through business continuity and contingency planning and procuring property insurance (including resulting business interruption) and casualty insurance. Nevertheless, the loss of sales in any one region over an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the supply, or a material increase in the price, of crude oil, renewable feedstocks or other raw materials or equipment available to our refineries and other facilities could significantly reduce our production levels and negatively affect our operations.

To maintain or increase production levels at our refineries and facilities, we must continually contract for crude oil and renewable feedstock supplies from third parties. There are a limited number of crude oil and renewable feedstock suppliers in certain geographic regions, and in such cases, we may be required to source from a single third-party supplier. If we are unable to maintain or extend our existing contracts with any such crude oil or renewable feedstock suppliers, or enter into new agreements on similar terms, the supply of crude oil or renewable feedstocks could be adversely impacted, or we may incur a higher cost. A material decrease in crude oil production from the fields that supply our refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines, governmental regulations, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns, catastrophic events or other factors, could result in a decline in the volume of crude oil available to our refineries. As the volume of renewable diesel produced increases, competition for renewable feedstocks may also increase and result in an increase in feedstock costs and a decrease in renewable diesel margins. In addition, any prolonged disruption of a significant pipeline that is used in supplying crude oil to our refineries or the potential operation of a new, converted or expanded crude oil pipeline that transports crude oil to other markets could result in a decline in the volume of crude oil available to our refineries. Such an event could result in an overall decline in volumes of refined products processed at our refineries and therefore a corresponding reduction in our cash flow. In addition, the future growth of our operations will depend in part upon whether we can contract for additional supplies of crude oil or renewable feedstocks at a greater rate than the rate of natural decline in our currently connected supplies. If we are unable to secure additional crude oil supplies or renewable feedstocks of sufficient quality or crude pipeline expansion to our refineries, we will be unable to take full advantage of current and future expansion of our refineries’ and renewable facilities’ production capacities.

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

Our Artesia RDU and Sinclair RDU are co-located with the Navajo Refineries and Parco Refinery, respectively, and their operations are dependent upon certain shared infrastructure at the co-located facilities. For example, the hydrogen plants at the Navajo Refineries and Parco Refinery support both refinery and renewable diesel operations. As a result, any disruption that negatively impacts, or causes a shutdown of, shared infrastructure at the co-located facilities could result in lost production and have a material adverse effect on earnings for both refinery and renewable diesel operations at the co-located facility. In addition, in the event equipment or raw materials at the co-located facilities are constrained, we may not have adequate inputs to support both refinery and renewable diesel operations and have in the past made, and may in the future have to make, commercial decisions that prioritize the continuing operation of one segment over the other in order to maximize earnings of our consolidated business.

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

Our facilities consist of many processing units, a number of which have been in operation for many years. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. The installation and redesign of key equipment at our facilities involves significant uncertainties, including the following: our upgraded equipment may not perform at expected levels; operating costs of the upgraded equipment may be higher than expected; and the yield and product quality of new equipment may differ from design and/or specifications and redesign, modification or replacement of the equipment may be required to correct equipment that does not perform as expected, which could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have a negative impact on our future financial condition and results of operations. For example, in the third quarter of 2020, we ceased refining operations at the Cheyenne, Wyoming refinery (the “Cheyenne Refinery”) due, in part, to uncompetitive operating and maintenance costs for the refinery.

One of the ways we may grow our business is through the construction of new refinery processing units (or the purchase and refurbishment of used units from another refinery), pipelines and terminals and the conversion or expansion of existing ones, such as the conversion of the Cheyenne Refinery to renewable diesel production and the connection of a new renewable diesel and a pre-treatment unit in Artesia, New Mexico. The construction process involves numerous regulatory, environmental, political, and legal uncertainties, most of which are not fully within our control, including:

•third-party challenges to, denials, adverse modification, or delays with respect to the issuance of requisite regulatory approvals and/or obtaining or renewing permits, licenses, registrations and other authorizations;
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
•market-related increases in a project’s debt or equity financing costs; and/or
•nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or subcontractors involved with a project.

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

In addition, we expect to execute turnarounds at a number of our refineries in 2026, which involve numerous risks and uncertainties, including delays and incurrence of additional and unforeseen costs. The turnarounds allow us to perform maintenance, upgrades, overhaul and repair of process equipment and materials, during which time all or a portion of the refinery will be under scheduled downtime.

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

We compete with a broad range of refining and marketing companies, including certain multinational oil companies. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, obtain crude oil in times of shortage, transition to upgraded systems and bear the economic risks inherent in all areas of the refining industry.

We are not engaged in petroleum exploration and production activities and do not produce any of the crude oil feedstocks used at our refineries. Though we license our brand, as of December 31, 2025, we do not currently own or operate retail outlets and therefore are dependent upon others for outlets for our refined products. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production and have retail outlets. Competitors that have their own production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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

Our ability to grow our Lubricants & Specialties segment depends, in part, on our ability to continuously develop, manufacture and introduce new products and product enhancements on a timely and cost-effective basis, in response to customers’ demands for higher performance process lubricants, coatings, greases and other product offerings. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive or obsolete and, as a consequence, we may lose business and/or significant market share. Our efforts to respond to changes in consumer demand in a timely and cost-efficient manner to drive growth could be adversely affected by unfavorable margins or difficulties or delays in product development or service innovation, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products or service techniques. The development and commercialization of new products require significant expenditures over an extended period of time, and some products that we seek to develop may never become profitable, and we could be required to write-off our investments related to a new product that does not reach commercial viability.

Our business is subject to the risks of international operations.

We derive a portion of our revenue and earnings from international operations. Our Petro-Canada Lubricants and Sonneborn businesses expanded our operations and product exports to over 80 countries and increased our exposure to foreign exchange risks. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our revenue, competitiveness and cost of doing business, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, compliance with applicable U.S. and foreign laws and regulations, such as import and export requirements, tariffs, economic or trade sanctions, anti-corruption laws, data privacy regulations and foreign exchange controls and cash repatriation restrictions, environmental laws, labor laws and anti-competition regulations, increase the cost of doing business in foreign jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by any of our employees, contractors, distributors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, reputation, international growth efforts and business.

In addition, global market risks, actions by foreign nations and other international conditions, particularly in a time of increasing political, economic and global instability, may have a material adverse effect on our results and operations. The consequences of such uncertainty cannot be fully anticipated or quantified.

Negative publicity or an erosion of our business reputation could have a material adverse effect on our earnings, cash flows and financial condition.

Our reputation and our brands, including, without limitation, our existing Sinclair, HollyFrontier Specialty Products, Petro-Canada Lubricants, Red Giant Oil and Sonneborn brands, and any brands we may acquire or establish in the future, are important corporate assets. Factors that could have a negative impact on our reputation and our brands include, by way of example and not limitation, an operating incident or significant cybersecurity disruption; changes in consumer views concerning our products; a perception by investors or others that we are making insufficient progress with respect to our carbon emission reduction goals, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; and other adverse events such as those described in this Item 1A. Negative impacts on our reputation and our brands could in turn make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, attract talent, or could reduce consumer demand for our branded products. Our reputation may also be harmed by events which negatively affect the image of our industry as a whole. The materialization of risks discussed in this section could negatively affect our reputation and could have a material adverse effect on our earnings, cash flows and financial condition.

Potential product, service or other related liability claims and litigation could adversely affect our business, reputation and results of operations.

A significant portion of our operating responsibility on refined product pipelines is to maintain the quality and purity of the products loaded at our loading racks. If our quality control measures were to fail, we may have contaminated or off-specification commingled pipelines and storage tanks or off-specification product could be sent to public gasoline stations. These types of incidents have resulted in or could result in product liability or other related claims from our customers or third parties. The development, manufacture and sale of renewable diesel and specialty lubricant products also involves an inherent risk of exposure to potential product liability claims. Our products could also be subject to false advertising or consumer protection claims, product recalls, workplace exposure, product seizures and related adverse publicity.

The occurrence of any of these incidents is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries caused by the use of or exposure to various products. While we have received and resolved immaterial product liability claims in the past, there can be no assurance that future product liability or other related claims against us would not have a material adverse effect on our business, reputation or results of operations or our ability to maintain existing customers or retain new customers. Although we maintain product and other general liability insurance, there can be no assurance that the types or levels of coverage maintained are adequate to cover these potential risks, or that we will be able to continue to maintain existing insurance or obtain comparable insurance at a reasonable cost, if at all.

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

The U.S. government has issued public warnings that indicate that pipelines and other assets could be specific targets of terrorist organizations. These potential targets may include our pipeline systems or operating systems and might affect our ability to operate or control our pipeline assets or our operations could be disrupted. The occurrence of one of these events could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and/or inaccurate information reported from our operations, and, depending on their ultimate magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

Our future performance depends to a significant degree upon the continued contributions of our Board of Directors, our senior management team and key technical personnel. We do not currently maintain key person life insurance, or employment agreements with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. As previously announced, on February 17, 2026, the Board of Directors received and accepted a request from Mr. Tim Go, the Company’s Chief Executive Officer and President, and a member of the Board of Directors, to take a voluntary leave of absence from his duties. In addition, on February 24, 2026, the Board of Directors received and accepted a request from Mr. Atanas Atanasov, the Company’s Executive Vice President and Chief Financial Officer, to take a voluntary leave of absence from his duties. As a result, the services of both these senior executive officers are currently not available to the Company. For additional information, please see the information set forth below under “HF Sinclair Management and Audit Committee Process” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this Annual Report on Form 10-K.

On February 17, 2026, the Board of Directors appointed Mr. Franklin Myers as Chief Executive Officer and President on a temporary basis. In addition, on February 24, 2026, the Board of Directors appointed Mr. Vivek Garg, the Company’s Vice President, Chief Accounting Officer and Controller, as acting Chief Financial Officer of the Company, effective as of such date. Both Mr. Myers and Mr. Garg have significant experience in their respective areas of responsibility but will face the challenges associated with any transition in senior executive management.

We face competition for our professionals from our competitors, our customers and other companies operating in our industry. While the services of members of our senior management team and key technical personnel are or may be unavailable to us for any reason, we may be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements, an increase in labor costs as a result of inflation or otherwise could have an adverse impact on productivity and costs and on our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our operations.

In the most recent reporting cycle, we reviewed certain issues relating to our disclosure processes that had the potential to impair our ability to make appropriate and timely disclosure decisions. In the event of any failure of the Company to accurately report our financial results or to maintain effective internal control over financial reporting or disclosure controls and procedures, investors could lose confidence in our financial and other public reporting, which could have a material adverse effect.

Our internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

As described below under “HF Sinclair Management and Audit Committee Process” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of this Annual Report on Form 10-K, in the most recent reporting cycle, we reviewed certain issues relating to our disclosure processes that had the potential to impair our ability to make appropriate and timely disclosure decisions. Upon completion of their reviews, both the Company’s management and the Audit Committee, with the support of external legal counsel, determined that the concerns identified did not impair the Company’s ability to make appropriate and timely decisions regarding required disclosures. In addition, they have both determined that the Company’s internal control over financial reporting was effective.

If we fail to maintain the adequacy of our internal control over financial reporting or disclosure controls and procedures, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our financial reporting obligations, the material accuracy and timeliness of our public disclosures could be impaired, and we could suffer a material adverse effect. Among other things, any such failure could cause investors to lose confidence in the accuracy and completeness of our public disclosures, including our financial statements.

A portion of our workforce is unionized, and any disruptions in our labor force or adverse employee relations could adversely affect our business.

We depend on unionized labor for the operation of many of our facilities. As of December 31, 2025, approximately 31% of our employees were represented by a labor union or works council under collective bargaining or labor agreements with various expiration dates. In addition, employees who are not currently represented by a labor union or works council may seek representation in the future. We may not be able to renegotiate our collective bargaining or labor agreements when they expire on satisfactory terms or at all. If we are unable to renegotiate our collective bargaining or labor agreements when they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business, impact our ability to pay dividends to our stockholders and make payments on our debt obligations, and increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage or other adverse employee relations event at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

Acquisitions involve numerous risks, any of which could adversely affect us.

An additional component of our growth strategy is to selectively acquire complementary assets or businesses to complement our existing assets and businesses in order to increase earnings and cash flow. Recent acquisitions include our acquisition of Industrial Oils Unlimited, LLC, all of the remaining outstanding HEP common units, the Sinclair refining, renewables, midstream and marketing assets and the Puget Sound Refinery. Our ability to do so will be dependent upon a number of factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and other factors beyond our control. Risks associated with acquisitions include those relating to:

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

Certain of our facilities, pipelines and assets are located on or adjacent to Native American tribal lands or on other lands that we do not own. Our operations are subject to potentially disruptive activity by those concerned with our industry.

Certain of our facilities, pipelines and other assets are located on or adjacent to Native American tribal lands. Various federal agencies, along with each Native American tribe, promulgate and enforce regulations, including environmental standards, regarding operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations (including various taxes, fees and other requirements and conditions) and grant approvals independent from federal, state and local statutes and regulations. Furthermore, our operations may be disrupted by restrictions on our access to railways and waterways on or adjacent to tribal lands, including, for example, through limitations upon the number of trains permitted to cross certain reservations in a specified time period. These factors may increase our cost of doing business on Native American tribal lands.

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

In addition, our industry is subject to potentially disruptive activities by those concerned with the possible environmental impacts of crude oil and refined products. Activists, non-governmental organizations and others may seek to restrict our operations or the transportation of crude oil and refined products by exerting social, legal or political pressure. This interference could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions may adversely affect our business, operating results and financial condition.

Economic slowdowns may have serious negative consequences for our business and operating results because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, inflation, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Political instability and global health crises, such as the COVID-19 pandemic, can also impact the global economy and decrease worldwide demand for oil and refined products. Increased volatility in the global oil markets, including the prices our customers or our joint ventures’ customers pay for crude oil and other raw materials, has and may continue to materially adversely affect our business, financial condition, results of operations and/or cash flows.

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

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations. The U.S. administration may propose or take action with respect to major changes to trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. For example, in February 2025, the U.S. administration announced tariffs on Canada, Mexico and China, including a 10% tariff on Canadian crude oil, which is subject to potential exemption under the United States-Mexico-Canada Agreement (“USMCA”) preference. The USMCA is subject to review in 2026 and the outcome is uncertain. Any changes to trade policies could result in additional retaliatory action by trade partners of the U.S. Given that we procure crude oil and other products directly or indirectly from outside of the U.S., the imposition of tariffs and other potential changes in U.S. trade policy could impact the cost structure of feedstocks and other materials and supplies at our business units, or limit the availability of such materials, which could harm our competitive position and adversely impact our business, financial condition and results of operations. In addition, we sell products to customers outside of the U.S. Retaliatory actions by other countries could result in increases in the price of our products, which could limit demand for such products, hurt our global competitive position and have a material adverse effect on our business, financial condition and results of operations.

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

An impairment of our goodwill or assets could reduce our earnings or negatively impact our financial condition and results of operations.

An impairment of our goodwill or assets could reduce our earnings or negatively impact our results of operations and financial condition. We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that our goodwill or assets may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our goodwill and asset impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future crack spreads, forecasted production levels, operating costs and capital expenditures. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of goodwill or assets in the future.

As market prices for refined products and market prices for crude oil continue to fluctuate, we will need to continue to evaluate the carrying value of our reporting units. During the years ended December 31, 2025 and 2024, asset impairment charges were $3 million and $17 million, respectively. No impairment charges were recorded for the year ended December 31, 2023. A reasonable expectation exists that a deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and/or additional asset impairments at some point in the future. Future impairment charges could be material to our results of operations and financial condition.

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
•general economic, industry, global and stock market conditions;
•the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
•future sales of our common stock;
•announcements by us or our competitors of significant contracts or acquisitions;
•sales of common stock by us, our senior officers, our affiliates or certain related parties such as REH Advisors Inc.; and/or
•the other factors described in these Risk Factors.

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

Regulation affects almost every part of our business. For instance, we are subject to laws and regulations related to working conditions, environment, health and safety, equal employment opportunity, employee benefits and other labor and employment matters, and competition and antitrust matters. Our facilities, pipelines, and other operations are subject to regulation and oversight by international, federal, state, provincial and local regulatory authorities, including the FERC, Commodities Futures Trading Commission, EPA, PHMSA, OSHA, the SEC and the DOJ, and similar authorities in Canada and the Netherlands, each of which may impose significant civil and criminal penalties or other enforcement actions to ensure compliance with its requirements. Any regulatory violations could have a material adverse effect on our results of operations and financial condition, including earnings, cash flow and liquidity. Further, our financial results may be materially affected by the adoption of new or amended financial accounting standards, and regulatory or outside auditor guidance or interpretations.

New laws, policies, regulations, rulemaking and oversight, unexpected policy changes or interpretations of existing laws or regulations as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations. Actions taken and regulatory or legislative changes adopted by the U.S. government or the governments of other jurisdictions in which we operate, have the potential to adversely affect our profitability. These risks are heightened during periods of regulatory upheaval, such as during U.S. presidential and congressional transitions, and as a result of conflicting or potentially conflicting requirements in different jurisdictions. Furthermore, we could incur additional costs to comply with such statutes, rules, regulations and orders. Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines and withdrawal or denial of permits to operate.

We incur significant costs and liabilities, and expect to incur additional costs and liabilities in the future, resulting from compliance with existing, new and changing environmental, health and safety laws and regulations, and we face potential exposure for environmental matters.

Our facilities, pipelines and distribution operations are subject to international, federal, state, provincial and local laws and regulations regarding, among other things, the manufacture, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment, including climate change. Permits or other authorizations are required under these laws and regulations for the operation of our facilities, pipelines and other operations, and these permits and authorizations are subject to revocation, adverse modification and renewal or may require operational changes, which may involve significant costs. A violation of permit conditions or a failure to comply with applicable laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations and the incurrence of capital expenditures; the occurrence of delays in permitting or the denial of permits, required for the development or expansion of projects; the issuance of injunctive relief limiting or prohibiting certain operations; and reputational harm. There is also the potential for liability for spill response and remediation, natural resource damage claims, and personal and property damage claims in the event of an oil or other refined product spill at a facility located near federal, state or provincial waters or a release of hazardous or other substances into the environment.

Changes in laws or regulations could require major modifications of our operations, including expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations. For example, implementation of revised NAAQS for ozone and particulate matter, could result in stricter permitting requirements, a delay in or inability to obtain required permits, and increased expenditures for pollution control equipment, the costs of which could be significant. Also, the EPA’s amendments to the RMP rules, which are subject to ongoing litigation and reconsideration by the current administration, could require refineries with HF Alkylation process (including three of our refineries) to perform a “safer technology and alternatives analysis” as part of the process hazard analysis to consider and document the practicability of inherently safer technologies and other risk management measures and could lead to capital expenditures in future years or otherwise constrain our operations. Likewise, the EPA’s 2024 updates to its volatile organic liquid storage tank emission standards, which are subject to ongoing litigation and potential repeal by the current administration, establish more protective standards for various types of vessels, including floating roof storage vessels and storage vessels that utilize closed vent systems and controls that could necessitate additional expenditures in future years and result in increased costs on our operations. Updated or new determinations under the Endangered Species Act and comparable international, federal, state, provincial and local laws and regulations could also impact our operations or those of our suppliers. Our operations and those of our suppliers could also be impacted by new or revised federal restrictions or laws pertaining to oil and gas operations on federal lands, which could include pauses on leasing, enhanced environmental reviews, and emissions regulations. Compliance with new international and domestic environmental laws, regulations and interpretations will continue to have an adverse impact on our operations, results of our operations and capital requirements.

Various regulators are considering regulation of the emerging contaminants, including for example, a final rule adopted by the EPA in May 2024 to list certain PFAS as CERCLA hazardous substances. More recently, in September 2025, the EPA announced its intention to develop a “Framework Rule” to guide future hazardous substance designations, including the consideration of costs to manufacturers, passive receivers of PFAS, consumers, and the economy. In 2023, the EPA undertook several other regulatory actions related to PFAS chemicals, including, among others, updates to the EPA’s TRI program to remove an exemption for reporting PFAS, and included PFAS exposure as a National Enforcement and Compliance Initiative for fiscal years 2024-2027. Further, in accordance with the National Defense Authorization Act, the EPA added seven individual PFAS to the list of chemicals covered by TRI reporting and an additional nine PFAS in 2025. Moreover, certain states are also taking action to regulate PFAS with regard to reporting, remediation, and product safety. The EU has applied a step-wise ban and restrictions on certain PFAS products. PFOS and PFOA are banned in the EU for a number of years already, apart from some exemptions. Further bans and restrictions are planned for 2026 and 2027 with transitory rules for sale and use. We cannot predict the impact of future regulation of presently unregulated substances, but the prospect of such regulation creates additional uncertainty.

Several environmental groups filed a petition under TSCA, in February 2025, requesting that the EPA promulgate a Section 6(a) rule to prohibit the use of HF in domestic oil refining, citing unreasonable risks to public health and the environment from refinery alkylation and associated transport of HF. Several of our refineries utilize HF in their alkylation process. In May 2025, the EPA denied the petition, concluding petitioners did not meet their burden under TSCA to establish that a Section 6(a) rule is necessary. Petitioners subsequently filed a lawsuit challenging EPA’s denial, and that litigation is pending and we cannot predict the outcome.

As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. The matters include, but are not limited to, soil, groundwater and water discharges and contamination, air pollution, accident prevention, personal injury and property damage allegedly caused by substances which we processed, manufactured, handled, used, transported, stored, released or disposed and climate change.

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

We are also subject to existing, and may in the future be subject to, new or changing, domestic and international energy policy legislation. For example, in the United States, the Energy Independence and Security Act and the EPA’s RFS regulations mandate annually increasing levels for the use of renewable fuels such as ethanol and increasing energy efficiency goals, among other steps. Dutch and European policies also aim to increase the share of renewable energy used in transportation and reduce GHG emissions from transportation fuels. In Canada, fuel content legislation exists at the federal and provincial level. These statutory mandates may have the long-term impact of offsetting projected increases in the demand for refined petroleum products, particularly gasoline, in certain markets. In the near term, the increasing RFS obligations, as discussed in our Risk Factor titled “Compliance with, or developments with respect to, renewable and low-carbon fuel blending programs, and other regulations, policies and standards impacting the demand for low-carbon fuels could have an adverse effect on our financial condition and results of operations” below, present ethanol production and logistics challenges for both the ethanol and refining industries and may require additional capital expenditures or expenses by us to accommodate increased ethanol use. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

For additional information on regulations and related liabilities or potential liabilities affecting our business, see “Regulation” in Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings.”

We may incur significant costs and liabilities resulting from the performance of pipeline integrity programs and related repairs.

We are regulated under federal pipeline safety statutes by DOT through PHMSA. PHMSA sets and enforces pipeline safety regulations. Failure to comply with PHMSA or comparable state pipeline safety regulations could result in a number of consequences which may have a materially adverse effect on our operations. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations, issue orders directing compliance, and issue orders directing corrective action to abate hazardous conditions. Among other things, pipeline safety laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures for pipelines located in “high-consequence areas,” which are areas where a release could have the most significant adverse consequences, including certain population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to perform a variety of heightened assessments, analysis, prevention, mitigation and repair activities on the segments of pipe located within high-consequence areas. Routine assessments under the integrity management program may result in findings that require repairs or other actions.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators. Congress is currently considering potential amendments to the Pipeline Safety Act, as it does approximately every four years. Should amendments be introduced and later become law, this could affect our operations and result in additional compliance, maintenance and other obligations. Additionally, effective in October 2022, PHMSA’s Valve Installation and Minimum Rupture Detection Standards, expanded regulation of the safety of hazardous liquid pipelines by establishing certain new procedural and notification requirements for managing rupture events and requiring the installation of rupture-mitigation valves on new or certain replaced pipelines. These standards have and may continue to result in additional capital and operations and maintenance costs in the coming years. Furthermore, where PHMSA has not issued any legal requirements, state agencies, to the extent authorized, could enact regulatory standards for certain pipelines.

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

There are various risks associated with GHGs and climate change that could result in increased operating and compliance costs, increased litigation and reduced demand for the refined products we produce and investment in our industry.

Climate change continues to attract considerable attention in the United States, Canada, Europe, and other regions. Numerous rules have been adopted and proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs, to limit or eliminate future emissions, and to require or incentivize the use of lower carbon or renewable alternatives, including through accounting and risk disclosures. As a result, our operations, and those of our customers, are subject to a series of regulatory, political, litigation-related and financial risks associated with the refining, transportation and use of petroleum products and emission of GHGs.

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or require control or reduction of emissions of GHGs, including methane, from such sources. However, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify these requirements and the EPA’s GHG “Endangerment Finding,” which underpins the majority of the EPA’s GHG regulations. We cannot predict whether such efforts will ultimately be successful.

Various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates and combustion engine phaseouts. See also “Compliance with, or developments with respect to, renewable and low-carbon fuel blending programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could have an adverse effect on our financial condition and results of operations” below for more information on how these programs may impact us. State efforts may increase in response to decreased federal enforcement efforts.

Relatedly, in October 2023, the Governor of California signed the CCDAA and CRFRA into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have annual revenues of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies “doing business in California” with a total annual revenue of $500 million. Both laws are subject to litigation, and the U.S. Court of Appeals for the Ninth Circuit issued an injunction prohibiting CRFRA from taking effect in November 2025, and the Ninth Circuit is also considering whether any relief should extend to the CCDAA. While the outcome of this litigation is uncertain, non-compliance with these laws may result in the imposition of substantial fines or penalties. Additionally, other states are considering similar laws. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may result in (i) reputational harms among certain stakeholders if they disapprove of our reported GHG emissions data or disagree with our approach to mitigating climate-related risks, (ii) increased compliance costs resulting from the development of any such disclosures, and (iii) increased costs of and restrictions on access to capital to the extent that we do not meet any climate-related expectations or requirements of financial institutions.

Similar regulations exist at the provincial and federal levels in Canada, including a nation-wide GHG pricing initiative and regulations related to the control of GHGs from vehicles as well as industrial facilities and either cap and trade programs or carbon taxes at both federal and provincial levels. Canada’s 2030 Emissions Reduction Plan (“ERP”) issued pursuant to the Canadian Net-Zero Emissions Accountability Act, includes a projected contribution from the oil and gas sector of emissions reductions to 31% below 2005 levels in 2030 (or to 42% below 2019 levels) with an ultimate goal of achieving net zero emissions by 2050. The Government of Canada has proposed and may continue to propose regulations in furtherance of its ERP goals. At this time, the applicability of the ERP, and any regulations adopted in furtherance of it, to, and impact on, if any, our Canadian operations is not clear.

Furthermore, the Province of Ontario implemented SO2 regulations which target industrial emissions from refineries aimed at reducing acid rain precursors and improving local air quality. The regulations impose emission limits and monitoring obligations on petroleum facilities, such as our Mississauga facility, requiring them to install Continuous Emission Monitoring Systems and report certain incidents.

The Netherlands also participates in European legal initiatives, including GHG cap and trade programs. The Netherlands Climate Act, adopted in 2019 and updated in 2023, establishes the goal of reducing GHG emissions by 55% (compared to 1990) by 2030 and to be climate neutral by 2050. The Climate Act also establishes that the government must prepare a Climate Plan at least once every five years, covering a ten-year period. This plan contains, among others, the principles by which the Dutch government intends to achieve the goals set out in the Climate Act. The current Climate Plan of the Dutch government addresses the strategy for climate neutrality by 2050 for the period from 2025-2035.

The United Nations-sponsored “Paris Agreement” requires member nations to limit their GHG emissions through nationally-determined reduction goals reevaluated every five years after 2020. While previously a party to the Paris Agreement, the President announced the United States’ intent to re-withdrawal from the Paris Agreement, with the withdrawal expected to take effect in 2026. In January 2026, the President further announced that the United States would withdraw from the UNFCCC, a process that could take over a year. European Union (“EU”) member states have agreed to reduce GHG emissions by at least 55% reduction by 2030. They have also agreed to be climate neutral and climate sustainable by 2050 (net zero). On June 13, 2024, the EU Regulation on Methane Emissions Reduction was adopted by the EU and became effective on August 4, 2024. This regulation aims to stop the avoidable release of methane into the atmosphere, both in the EU and in global supply chains, and to minimize leaks of methane by fossil energy companies operating in the EU. The regulation applies to the production of crude oil, natural gas and coal. These sectors must now report their methane emissions to a regulator and take measures to minimize methane emissions during their operations. Notwithstanding the U.S.’s withdrawal from the Paris Agreement and UNFCCC, various state and local governments remain committed to the Paris Agreement and UNFCCC and, while these agreements and commitments are non-binding, they could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increased potential opposition to the energy sector and the industry in which we operate.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems and electricity, to acquire emissions allowances or comply with new regulatory or reporting and disclosure requirements or otherwise result in decreased demand for the petroleum products we refine and produce. In addition, several states have also taken steps to incentivize the production of electric vehicles or otherwise limit the sale of gasoline or diesel-powered vehicles. These and any future legislation or regulatory programs could increase the cost of consuming or otherwise reduce demand for, the refined petroleum products that we produce and transport. In July 2025, the United States enacted the OBBBA that may impact our Renewables segment as it largely curtailed the electric vehicle, clean energy and green energy manufacturing programs established under the Bipartisan Infrastructure Law and the IRA 2022. Additionally, political, litigation and financial risks may result in curtailed refinery activity, increased liability, or other adverse effects on our business, financial condition and results of operations.

There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suit against some fossil fuel companies alleging, among other things, that such companies created public and private nuisances by producing fuels that contributed to climate change, such as rising sea levels, and therefore are responsible for resulting roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. While the United States government has intervened in a number of these cases seeking their dismissal on federal preemption and national security grounds, we cannot predict how these cases may ultimately be decided. Separately, in the Netherlands, The Hague District Court has ordered Royal Dutch Shell (“RDS”) to reduce the CO2 emissions of the RDS group by net 45% by 2030, compared to 2019 levels, through the RDS group’s corporate policy. On November 12, 2024, the Court of Appeal of The Hague ruled that RDS has indeed a duty of care to reduce its GHG emissions. Despite this duty of care, the court ruled that it could not impose the specific reduction on RDS. These matters increase the risk that similar climate-related litigation will be brought against other corporate entities. In Canada, in March 2023, Greenpeace filed a complaint with the Competition Bureau of Canada alleging that Pathways Alliance, a coalition of six of Canada’s largest oil sand producers, made false and misleading claims that they are actively reducing emissions and helping Canada achieve its climate targets. Although the Competition Bureau has not yet made a determination, the remedies being sought include a fine in the amount of the greater of CAN 10 million or 3% of worldwide gross revenues. In October 2024, the Ontario Court of Appeal ruled in Mathur v. Ontario that the Ontario government by passing legislation that set emissions reduction targets was required to do so in way that did not jeopardize the plaintiffs’ rights to Life, Liberty and Security of the Person or Equality under the Canadian Charter of Rights and Freedoms. The case was remitted back to the trial court for a determination of the constitutionality of the legislation based on this ruling. While we are not party to any climate change suits at this time, we may become subject to or impacted by similar litigation in the future. Such cases could also adversely impact public perception and the demand for fossil fuels and petroleum products, or result in additional regulatory requirements, which could subsequently result in decreased demand for our services and refined products and a drop in our stock price.

In addition, evolving and sometimes conflicting societal expectations, as well as expectations among stakeholder groups such as investors, proxy advisors and other standard-setters, for companies to address environmental issues, including climate change, and increased consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and costs of and access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Furthermore, our stock price could be adversely impacted if existing stockholders, including institutional investors, elect in the future to shift some or all of their investments into renewable energy or non-energy related sectors. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. Moreover, institutional lenders have been lobbied intensively, and often publicly, by environmental activists, advocates of international climate change treaties and agreements, proponents of the international Paris Agreement, and citizen groups concerned about climate change not to provide funding for fossil fuel energy companies. Accordingly, limitation of investments in and financings for fossil fuel energy companies or subsidies or other governmental support for competitive technologies or industries could result in the direct or indirect restriction, delay or cancellation of drilling programs or development or production activities, could result in a reduction of available capital funding for potential development projects and could also adversely affect demand for our services and refined petroleum products, all of which could adversely impact our future financial results.

Evolving attention to ESG matters may adversely impact our business, financial results, stock price or price of debt securities.

Certain members of the investment community have become more attentive to ESG and sustainability-related practices, and the community as a whole has been lobbied intensively, and often publicly, by environmental activists concerned about climate change to limit or curtail activities with fossil fuel energy companies. Certain investors, funds, financial institutions and other capital markets participants may screen companies such as ours for ESG performance based on various factors such as ESG ratings or proxy advisor recommendations, before investing in our common stock or debt securities, or lending to us, or have imposed restrictions on or otherwise limited lending to, investing in, or providing insurance coverage for, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. Furthermore, there has recently been backlash from certain governments and investors against ESG funds and investment practices, which has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds as well as social media and public relations campaigns. If we are unable to meet the often conflicting ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG or anti-ESG-focused activism, our cost of capital or insurance may increase, our common stock or debt securities may be adversely impacted, demand for our services and refined petroleum products may decline, and our reputation may be adversely affected, all of which could adversely affect our future financial results.

In recent years, members of the investment community and related parties have increased their focus on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, and net-zero ambitions in the energy industry in particular, as well as diversity, equity, and inclusion initiatives, political activities, and governance standards among companies more generally. Furthermore, certain public statements with respect to ESG matters, such as emissions reduction goals or progress, other environmental targets or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors, have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-related emission reduction claims, approaches to accounting for GHG emissions reductions, or other ESG and sustainability-related goals or standards were misleading, false, or otherwise deceptive. Any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. As a result, we may face increasing pressure or negative publicity regarding our ESG practices and disclosures and demands for ESG-focused engagement from investors, stakeholders, and other interested parties. This could result in higher costs, disruption and diversion of management attention, an increased strain on our resources, and the implementation of certain ESG practices or disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders.

Certain investors, stakeholders and other interested parties have in the past focused on issues related to environmental justice, despite shifting sentiment toward environmental justice at the federal level. This may result in increased scrutiny, protests, and negative publicity with respect to our business and operations, and those of our counterparties, which could in turn result in the cancellation or delay of projects, the revocation or delay of permits, termination of contracts, lawsuits, regulatory action, and policy change that may adversely affect our business strategy, increase our costs, adversely affect our reputation and financial performance, and impact our ability to attract and retain employees.

Certain undertakings that are incorporated in the EU (including EU-incorporated subsidiaries of non-EU incorporated parent entities) may be subject to ESG reporting requirements under the EU’s CSRD, which requires in-scope companies to report extensive audited sustainability information, including disclosing risks and opportunities arising from environmental and social matters, and the impact of their business on people and the environment. The compliance requirements under the CSRD are currently in flux with the recent proposal package by the European Commission to simplify, delay or change certain aspects of the CSRD (the “Omnibus Package I”). While the status of the Omnibus Package I and the implications on the CSRD are not yet certain, it is possible that we, or a portion of our business, may be required to report under this regime in future years. Additionally, similar laws and regulations, such as the CCDAA and the CRFRA in California, could result in increased compliance costs and affect the results of our operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under these laws may be perceived or interpreted by our customers and stakeholders.

Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our Renewables segment, environmental commitments or our pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in our decision making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our efforts.

Compliance with, or developments with respect to, renewable and low-carbon fuel blending programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could have an adverse effect on our financial condition and results of operations.

As described in Items 1 and 2, “Business and Properties – Additional Operations and Other Information – Governmental Regulation,” many international, federal, state, provincial and local governments have issued, or are considering issuing, low-carbon fuel regulations, policies, and standards to help reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix.

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

In the past, we have received small refinery exemptions under the RFS program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, in 2022, the EPA denied all pending small refinery exemption petitions on the belief that small refineries are able to pass through compliance costs to customers. This decision was challenged and, in August 2024, nearly all of the waiver denials were vacated by the DC Circuit. In August 2025, the EPA announced decisions on 175 small refinery exemption petitions, including granting 63 full exemptions and 77 partial exemptions. Additionally, on November 7, 2025, the EPA announced its decisions on 16 small refinery exemption petitions, including granting 2 full exemptions and 12 partial exemptions. We were granted a number of small refinery exemption petitions, in full or in part, for each decision period by the EPA in August and November 2025. Although the EPA’s August and November 2025 decisions provided an updated framework for evaluation of future small refinery exemption petitions, which may ultimately include reallocating waived volumes to other obligated parties, the EPA’s decisions were challenged by parties in the renewable fuel industry and the refining industry and this litigation is ongoing. We cannot predict the extent to which these challenges may impact the EPA’s timeliness in responding to future small refinery exemption petitions. Moreover, even if the new approach survives these legal challenges, we cannot guarantee that we will continue to receive full or partial exemptions, or that Congress will not enact changes to the RFS program that removes eligibility for small refinery exemptions for our small refineries, which could result in increased costs and adversely impact future results of operations and our business strategy.

In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. In June 2025, the EPA proposed volume requirements for 2026 and 2027 that continue to build on the increasing volume requirements established in July 2023. Higher blending percentages may increase the cost of compliance because the future cost of RINs is difficult to estimate. In addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud in the marketplace. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS regulations will impact our future results of operations.

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

In addition to state LCFS (e.g., California LCFS, New Mexico CTFS, Oregon CFP and Washington CFS), and certain carbon cap and trade programs (e.g., Washington CCA and Oregon CPP), we do business in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. The LCFS, carbon cap and trade programs and similar U.S. state and international low-carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance, which could require significant expenditures, and presents an increased risk of administrative error. Our Refining segment could be materially and adversely affected if (i) we are unable to comply with these programs in the states where we sell our petroleum products or we incur a significant cost to comply or (ii) we are unable to continue to sell our products in markets where we currently sell our products. While these regulations, policies and standards may materially and adversely impact our Refining segment, they do create opportunity for our Renewables segment. As a result, our Renewables segment could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom (such as the blender’s tax credit and other incentives) are reduced, (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our Renewables segment investments and could have a material adverse impact on the returns achieved from those investments.

Increases in required fuel economy and regulation of GHG emissions from motor vehicles may reduce demand for petroleum-based transportation fuels.

The EPA and the National Highway Traffic Safety Administration (“NHTSA”) are required to promulgate requirements regarding the Corporate Average Fuel Economy (“CAFE”) of the nation’s passenger fleet. The EPA and NHTSA previously adopted such standards, which were most recently revised in 2024 to impose more stringent requirements for emissions reductions, although the newly revised standards are currently subject to litigation in the U.S. Circuit Court for the Sixth Circuit. The final rule was challenged by 26 states, various agricultural associations, oil and gas and automotive industry groups and was also challenged by a variety of parties seeking even stricter GHG and CAFE standards to increase fuel economy. Litigation challenging this rule was held in abeyance in February 2025 after the DOT announced NHTSA would review and reconsider all existing fuel economy standards applicable to motor vehicles produced from 2022 forward, including the CAFE standards. To guide the agency’s rulemaking process for such replacement standards, NHTSA issued an interpretative rule that sets forth the agency’s interpretation of the factors the agency is prohibited by law from considering when setting maximum feasible fuel economy standards. In December 2025, DOT issued a proposed rule to reduce the stringency of the standards for light-duty vehicles through model year 2031 and to exclude electric vehicles from compliance calculations. Additionally, in July 2025, the EPA proposed to repeal the 2009 GHG Endangerment Finding, which determined that GHG emissions endanger public health and welfare, a move that—if finalized—would remove the legal foundation and effectively repeal GHG emissions standards for motor vehicles and engines under the CAA. Furthermore, California adopted Advanced Clean Cars I and Advanced Clean Cars II (“ACC II”) in 2012 and 2022, respectively, which are intended to scale down the use of internal combustion engines and instead require an increased number of zero emission vehicles. ACC II mandates that, by 2035, all new passenger cars, trucks and SUVs sold in California will be zero emission vehicles. Although states besides California are not permitted to develop their own emissions standards, Section 177 of the Clean Air Act authorizes other states to choose to adopt California’s standards in lieu of federal requirements. In June 2025, however, the President signed three congressional resolutions that, among other things, prevent states from adopting California’s ACC II motor vehicle standards, including the 2035 zero-emission mandate. These congressional resolutions were challenged by California and ten other states and the outcome of such litigation is uncertain. Although the future of California’s fuel economy standards are uncertain, any further increases in fuel economy standards, along with mandated increases in use of renewable fuels discussed above, as well as electric vehicle mandates or internal combustion engine bans, could result in decreasing demand for petroleum-based transportation fuels. Decreasing demand for petroleum-based transportation fuels could have a material adverse effect on our financial condition and results of operations.

State regulation of petroleum product markets and reporting requirements could adversely impact our business, costs of operation and financial results.

In recent years, high gasoline prices have raised questions about the operation of petroleum product markets and company profits. As a result, we may become subject to state regulation of petroleum product markets and reporting requirements relating to the petroleum industry. For example, California enacted legislation (SB 1322 and SBx 1-2) that greatly expanded reporting requirements for the petroleum industry and authorized the California Energy Commission to establish a maximum gross gasoline refining margin, impose financial penalties for profits exceeding the established maximum margin, and regulate refinery turnaround and maintenance activities that may affect fuel supply and pricing. Although we are not subject to these California statutes, other states could adopt similar regulations or reporting requirements. For example, in 2024, the Washington legislature introduced HB 2232, which, although it was not ultimately adopted, proposed to establish extensive petroleum industry reporting requirements (including the reporting of supply, pricing and profit information) and create a new division within the Washington Utilities and Transportation Commission charged with providing independent oversight and analysis of petroleum fuel markets. If HB 2232 or similar legislation is enacted, it could result in increased compliance costs and affect our results of operations and financial position. Such laws and similar regulations could also increase our litigation risks or may increase risks related to our reputation or goodwill as we cannot predict how additional reporting under such laws may be perceived or interpreted by our customers and stakeholders.

Physical or transitional risks of climate change could have an adverse effect on our financial condition and results of operations.

Scientists have noted that changes occurring in the environment may produce changes to the climate, which have significant effects on the weather. These events, including, but not limited to, drought, winter storms, wildfires, tornados, extreme temperatures, extreme precipitation or flooding, may be more intense or more frequent as a result of climate change and could have an adverse effect on our continued operations as well as the operations of our suppliers and customers. Additionally, changing meteorological conditions, particularly temperature, may result in changes to demand for our products. Our suppliers or customers may also be subject to similar risks, any of which may adversely impact our business, financial condition or operations.

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

Additionally, U.S. federal tax law provides various tax credits to producers of qualifying renewable fuels. These tax credits have the effect of making the production of qualifying renewable fuels more competitive by offsetting a portion of the production costs or by supplementing a portion of the revenue, but may be repealed by governmental action at any time. Alternatively, the types of renewable fuels to which these tax credits apply, as well as the applicable value, duration, and requirements, may be modified or amended by governmental action in a form where the types of fuel mixtures we produce are not eligible for the tax credits or are eligible for relatively less benefits than we anticipated, or that such credits may be phased out. As a result, a loss of, reduction in, or phased out of U.S. federal tax credits for producers of qualifying renewable fuels could increase our production costs or decrease our revenues which, in turn, could adversely impact the financial condition, results of operations and cash flows of our renewables business.

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

Our business is dependent upon increasingly complex information and operational technology systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure collection, processing, maintenance, storage and transmission of information is critical to our operations. We are at risk for interruptions, outages and breaches of information technology or operational systems, owned by us or our third-party vendors or suppliers; or third-party data that we process or our third-party partners process on our behalf. Such cyber incidents could materially disrupt or shutdown operational systems; result in loss of, unauthorized access to, or copying or transfer of intellectual property assets, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; and jeopardize the security of our facilities. We and vendors on our behalf monitor our information and operational technology systems on a continuous basis in an effort to detect cyberattacks, security breaches or unauthorized access. Preventative and detective measures we utilize include independent cybersecurity audits and penetration tests. We have implemented these efforts along with other risk mitigation procedures designed to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing cybersecurity threat landscape and improve our cybersecurity posture, but there is no guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. We also have limited ability to force third parties, including our partners, suppliers and service providers (including providers of cloud-hosting services for our data or applications), to implement strong cybersecurity controls and are exposed to potential harm from cybersecurity events that may affect their operations. Any implementation, maintenance, segregation and improvement of our systems may require significant management time, support and cost and may not be effective or adequate. These efforts may come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs and diversion of resources may adversely affect operating margins.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception that are generally beyond our control despite our implementation of protective measures. Emerging artificial intelligence (“AI”) technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, use phishing to trick employees into making payments or granting access to internal systems, obscure malicious activities, and increase the difficulty of detecting threats. Our service providers and vendors are also increasingly using and offering platforms powered by AI. While we advise our employees and contractors to refrain from providing confidential or sensitive information to any AI models or AI-powered platforms and endeavor to limit our vendors’ processing of any confidential or sensitive information in an AI model, we cannot predict how an AI model will process our data or if it will inadvertently provide our data to a third-party in its outputs. Any input of our confidential or sensitive data into an AI model could result in inadvertent disclosure of this data at any time to an unknown third-party, which could subject us to litigation or regulatory actions or cause us to breach our contractual obligations. Strategic targets, such as energy-related assets, may be at greater risk of future attacks from hackers, nation-sponsored groups or other nefarious actors than other targets in the United States, especially during times of war with nations with a history of funding cyberattacks. While there have been immaterial incidents of unauthorized access to our information and operational technology systems, as of the date of this Annual Report on Form 10-K, we have not experienced any material impact on our business or operations from these attacks; however, there is no assurance that other such incidents have not already occurred and we are unaware of them, and that we will not suffer such a loss in the future. In addition, information technology system failures, communications network disruptions, and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets or delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable. Information and operational technology system failures, communications network disruptions, and security breaches could also cause us to breach our contractual arrangements with other parties, subject us to regulatory actions or litigation and harm our brand and business relationships as well as our financial condition.

Furthermore, we collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, contractors, investors and other stakeholders. Additionally, new laws and regulations governing cybersecurity, data privacy and unauthorized disclosure of confidential information, including international comprehensive data privacy regulations and recent U.S. state legislation in Iowa and Utah, among others, pose increasingly complex compliance challenges and could potentially elevate our costs over time. Our efforts to improve security and protect data may result in increased distraction to management and capital and operating costs to modify, upgrade or enhance our security measures that are designed to protect against such cyberattacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. Moreover, as technologies evolve and cyberattacks become increasingly sophisticated, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until after such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. We cannot ensure that our insurance coverage will be sufficient to cover all the losses or expenses we may experience as a result of such cyberattacks. Even with insurance coverage for cyberattacks, data breaches or unauthorized access of our or a third-party partner’s information technology systems, a claim could be denied or coverage delayed. Moreover, it is increasingly difficult to buy sufficient cyber insurance coverage as the insurance market has been limiting both liability under cyber policies and the issuance of such policies, generally. A cyberattack or security breach could result in liability under data privacy or securities laws, regulatory penalties, damage to our reputation or a loss of confidence in our products and services, or additional costs for remediation and modification or enhancement of our information and operational systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

We may be subject to information and operational technology system failures, communications network disruptions and data breaches that are generally beyond our control.

We depend on the efficient and uninterrupted operation of third-party hardware and software systems and infrastructure, including our operating systems, communications systems and financial reporting systems. These systems are critical in meeting customer expectations, effectively tracking, maintaining and operating our equipment, directing and compensating our employees, and interfacing with our financial reporting system. We have implemented safeguards and other preventative measures designed to protect our systems and confidential and proprietary data, including sophisticated network security and internal control measures. However, our information and operational technology systems and communications network, and those of our information and operational technology and communication service providers, remain vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, internet failures, computer malware, ransomware, cyberattacks, data breaches, unsuccessful transition to upgraded or replacement systems and other events unforeseen or generally beyond our control. The increase in companies and individuals working remotely has increased the risk of cyberattacks and potential cybersecurity incidents, both deliberate attacks and unintentional events. Any of these events could cause system interruptions, delays and loss of critical data, and could prevent us from developing or manufacturing products or providing services on a timely basis, which could make our business and services less attractive and subject us to liability. Any of these events could damage our reputation and be expensive to remedy.

Our business is subject to complex and evolving global laws, regulations and security standards regarding data privacy, cybersecurity and data protection (“data protection obligations”). Many of these data protection obligations are subject to change and uncertain interpretation, and any real or perceived failure to comply with such obligations could result in claims, increased costs of operations, or other harm to our business.

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

Our pipeline operations are subject to the Department of Homeland Security’s (“DHS”) Transportation Security Administration security directives. These directives require us to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to maintain compliance with these evolving government regulations may result in enforcement actions which may then result in significant time, support and cost and have a material adverse effect on our business and operations.

We may be unable to adequately maintain, enforce and protect our intellectual property and may not be able to prevent third parties from unauthorized access or use of our intellectual property, which may increase our cost of doing business or otherwise hurt our ability to compete in the market.

We develop and use intellectual property in the ordinary course of our business, including trademarks, trade secrets, copyrighted works and innovations, some of which are material to our business. We take measures designed to identify and protect our intellectual property through practices appropriate for securing and protecting exclusive rights in and to our intellectual property, including applying for registrations in the United States and in various foreign jurisdictions. Despite our efforts to protect such intellectual property, unauthorized third parties from time to time have, and may continue to, illegally obtain, copy, use or disclose our trademarks (or other marks likely to cause confusion among our consumers), technologies, products and processes or seek court declarations that they do not infringe, misappropriate, dilute, or otherwise violate our intellectual property. In addition, the laws and/or judicial systems and enforcement mechanisms of foreign jurisdictions in which we create, market and sell our products may afford little or no effective protection of our intellectual property. We may also be subject to infringement, misappropriation, dilution, or other violation complaints from others challenging our use of a valid technology or intellectual property right. We cannot guarantee that our efforts to enforce our intellectual property rights against unauthorized use and appropriation, or our efforts to defend against third-party claims of infringement would be successful. These potential risks to our intellectual property and any failure to adequately maintain, enforce and protect our intellectual property could subject us to increased competition and potentially result in the loss of our competitive advantage, key technology and resources, and customer trust, and negatively impact our brand. These risks could also lead to a decrease in our revenue which would negatively impact our business, prospects, liquidity, financial position and results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms or at all, we may be required to pay damages or could potentially lose license rights that are critical to our business.

We obtain rights and licenses to certain intellectual property, including technologies, data, content and software from third parties, that are important to our business, and in the future we may enter into additional agreements that provide us with rights or licenses to valuable intellectual property or technology. If a licensor alleges that we failed to comply with any of the obligations under our license agreements, we may be required to pay damages, enter costly litigation, and the licensor may have the right to terminate some or all of the license. Termination by the licensor would cause us to lose valuable rights that may be difficult to acquire elsewhere, and could prevent us from using, selling, marketing, manufacturing, importing or producing our products and services, or inhibit our ability to commercialize future products and services. Our business could suffer if any current or future licenses are limited or terminated, if the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable, if the licensed technology is found to infringe, misappropriate, dilute, or otherwise violate the rights of a third-party, or if we are unable to enter into necessary licenses on acceptable terms or at all. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating, diluting, or otherwise violating the licensor’s or another party’s rights.

In the future, we may identify additional third-party intellectual property that we believe is useful or necessary to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial license fees or royalties based on sales of our products and services. Such fees and royalties are a component of the cost of our products and services and may affect the attractiveness of and the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us, and sometimes at a cheaper cost. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and on our ability to prevent others from interfering with our goodwill or the commercialization of our products and services.

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

The domestic and global financial markets and economic conditions are subject to disruption and volatility from time to time due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, the fixed-income markets have experienced periods of extreme volatility, which has negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from these markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers. We use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our credit facilities. In addition, lending counterparties under any existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations, or we may experience a decrease in our capacity to issue debt or obtain commercial credit or a deterioration in our credit profile, including a rating agency lowering or withdrawing our credit ratings if, in its judgment, the circumstances warrant. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be required to sell assets. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or construction projects, take advantage of other business opportunities or respond to competitive pressures, comply with regulatory requirements, or meet our short-term or long-term working capital requirements, any of which could have a material adverse effect on our revenues and results of operations. Failure to comply with regulatory requirements in a timely manner or meet our short-term or long-term working capital requirements could subject us to regulatory action.

We are exposed to the credit risks and certain other risks of our key customers and vendors.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We derive a significant portion of our revenues from contracts with key customers. Additionally, certain key customers of our Puget Sound Refinery contribute significantly to the cash flows and profitability of that facility. Any default or delay in payment by, or disputes with, those customers, which have occurred in the past and may occur in the future, could have an adverse impact on our financial results.

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

The operating and financial restrictions and covenants in our credit facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our revolving credit facility imposes usual and customary requirements for this type of credit facility, including certain limitations on: (i) liens and indebtedness, (ii) changes in control, and (iii) engaging in mergers and consolidations. If we fail to satisfy the covenants set forth in our credit facility or another event of default occurs under our credit facility, the maturity of the loans could be accelerated or we could be prohibited from borrowing for our future working capital needs and issuing letters of credit. We might not have, or be able to obtain, sufficient funds to make these immediate payments. If we desire to undertake a transaction that is prohibited by the covenants in our credit facility we will need to obtain consent under our credit facility. Such consent may not be possible or may not be available on commercially acceptable terms.

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

We periodically enter into derivative transactions as it relates to inventory levels and/or future production to manage the risks from changes in the prices of crude oil, refined products and other feedstocks. These transactions limit our potential gains if commodity prices move above or below certain price levels established by our hedging instruments. We hedge price risk on inventories above our target levels to minimize the impact these price fluctuations have on our earnings and cash flows. Consequently, our hedging results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations and our relative physical inventory positions. These transactions may also expose us to risks of financial losses; for example, if our production is less than we anticipated at the time we entered into a hedge agreement or if a counterparty to our hedge agreements fails to perform its obligations under the agreements.

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

Item 1C. Cybersecurity

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

We focus on cybersecurity risk, particularly as our operations become increasingly dependent on digital technologies for managing our plants and pipelines, processing transactions and summarizing and reporting results of operations. Globally, as cybersecurity incidents are occurring more often and are being perpetrated using increasingly sophisticated methods, we are at risk for interruptions, outages and breaches of operational systems, including business, financial, accounting, product development, data processing or manufacturing processes, owned by us or our third-party vendors or suppliers, or data that we process or that our third-party service providers process on our behalf. Any such cyber incidents have the potential to materially disrupt or shutdown operational systems; result in loss of, unauthorized access to, or copying or transfer of intellectual property assets, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers or others; and/or jeopardize the security of our facilities. We collect and store sensitive data in the ordinary course of our business, including certain personally identifiable information and proprietary business information for our business and our customers, suppliers, contractors, investors and other stakeholders. We also work with third-party service providers that may in the course of their business relationship with us collect, store, process and transmit such data on our behalf.

As further described in Item 1A “Risk Factors – Risks Related to Cybersecurity, Data Security, and Privacy, Information Technology and Intellectual Property,” the DHS’s Transportation Security Administration has issued a series of security directives that require us to take a number of actions, including among other things, appointing personnel, reporting confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency and providing vulnerability assessments. We have adopted a cybersecurity program, which uses technology and processes designed to help mitigate cybersecurity risks, with our information technology (“IT”) and operational technology (“OT”) teams working together to protect, identify, detect, mitigate and respond to potential cybersecurity incidents that threaten our Company. Our cybersecurity program includes a process for overseeing and identifying cybersecurity risks associated with our third-party service providers.

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

Employees’ and contractors’ abilities to recognize and report cybersecurity threats is an important component of our cybersecurity program. On an annual basis, all Company employees are required to complete cybersecurity training. In addition, we regularly utilize employee exercises and communications designed to reinforce key cybersecurity training messages.

The above cybersecurity risk management processes are integrated into our overall risk management program. In addition to our efforts to continually evaluate our cybersecurity program and cybersecurity risks based upon emerging threats as part of our risk management processes, cybersecurity risks to the Company are evaluated periodically through internal audits and annually by independent consultants, and we seek to incorporate learnings into our overall risk matrices.

We continue to make investments in new cybersecurity technologies to protect our facilities, users, and stakeholders, and to protect the personally identifiable information we maintain.

Board of Directors’ Oversight of Cybersecurity Risks

Cybersecurity risks are overseen by our full Board of Directors, while our Audit Committee also receives and reviews updates on the results of internal audit assessments and tests related to cybersecurity, data privacy and IT matters. As part of this oversight, the Board of Directors meets regularly to discuss the progress of ongoing initiatives and to seek coordination between enterprise stakeholders. At these meetings, our Chief Information Officer (“CIO”), who oversees the Company’s cybersecurity program, along with the Chief Information Security Officer (“CISO”) and key subject matter experts, as necessary, review current and emerging cybersecurity-related threats as well as key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance in countering these threats. Based on the information provided through these various processes, our Board of Directors evaluates the risks facing us and provides guidance to management on our risk management strategy.

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

The CIO has over 25 years of Information Technology experience, 20 of those years leading large programs within the Oil & Gas industry, including mergers and acquisitions, cybersecurity, digital transformation. The CISO also brings over 30 years of Information Technology experience, with almost 20 years of Oil & Gas experience that includes IT & OT Cybersecurity and technology infrastructure.

The CIO serves as Executive Sponsor, and the CISO serves as Managing Chair, of the Company’s management level Cybersecurity Risk and Controls Review Committee, which provides oversight over the Company’s strategy and controls to identify, manage and mitigate risks related to cybersecurity and incident response and resiliency associated with the Company’s IT and OT environments, and is comprised of representatives from compliance, IT and OT cybersecurity, internal audit, legal and risk. The Sponsor of the Cybersecurity Risk and Controls Review Committee reports to the Company’s management level Risk Management Oversight Committee on a regular basis. Both the Executive Sponsor and Managing Chair of the Cybersecurity Risk and Controls Review Committee report to the Board of Directors on a regular basis.

The Company has adopted an integrated Cybersecurity Incident Response Plan that establishes guidelines for responding to incidents that may compromise the confidentiality, integrity and availability of Company information and systems, including referring matters to the Company’s Crisis Management Team and, as appropriate, to the Chief Executive Officer and the Board of Directors for additional evaluation and oversight.

As of the date of this Annual Report on Form 10-K, while the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A “Risk Factors – Risks Related to Cybersecurity, Data Security, and Privacy, Information Technology and Intellectual Property” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

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

Environmental Matters

Puget Sound
HF Sinclair Puget Sound Refining LLC (“HFS Puget Sound”) has been engaged in discussions with, and has responded to document requests from, the Northwest Clean Air Agency, the EPA and the DOJ (collectively, the “PSR Matter Government Agencies”) regarding HFS Puget Sound’s compliance with the CAA, Emergency Planning and Community Right-to-Know Act (“EPCRA”) and related regulations, and similar Washington laws and regulations, at its Puget Sound Refinery. HFS Puget Sound acquired the Puget Sound Refinery from Equilon Enterprises LLC dba Shell Oil Products US (“SOPUS”) on November 1, 2021. The discussions with the PSR Matter Government Agencies have included the following topics: (a) an information request issued in March 2022 by the EPA, pursuant to CAA Section 114, covering periods of ownership of the Puget Sound Refinery by both HFS Puget Sound and SOPUS; (b) a Notice of Violation issued by the EPA to SOPUS and HFS Puget Sound on September 29, 2023, alleging violations of the CAA, EPCRA and the Pollution Prevention Act; and (c) the PSR Matter Government Agencies’ proposed injunctive relief terms presented to SOPUS and HFS Puget Sound on June 28 and July 15, 2024, covering various process units at Puget Sound Refinery to address the alleged noncompliance. On October 31, 2024, HFS Puget Sound presented its counteroffer to the PSR Matter Government Agencies’ proposed injunctive relief terms. HFS Puget Sound is awaiting a response from the PSR Matter Government Agencies to its October 31, 2024 counteroffer to resolve these issues. HFS Puget Sound believes that it is entitled to indemnification for certain of the matters described above.

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

Certain of our subsidiaries pursued legal challenges to the EPA’s decisions to deny small refinery exemptions for the 2016, 2018, 2019 and 2020 compliance years. The first lawsuit, filed against the EPA on May 6, 2022, before the DC Circuit, sought to have the EPA’s reversal of our 2018 small refinery exemption petitions overturned. The second lawsuit, filed against the EPA on August 5, 2022, before the DC Circuit, sought to have the EPA’s reversal of our 2016 small refinery exemption petitions overturned and to have the EPA’s denial of our 2019 and 2020 small refinery exemption petitions reversed.

In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the DC Circuit against the EPA, challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration.

On July 26, 2024, the DC Circuit issued a favorable decision vacating the EPA’s denial of all of our small refinery exemption petitions, finding the denial to be unlawful. The DC Circuit remanded the small refinery exemption petitions to the EPA for new determination. The DC Circuit also upheld the alternative compliance demonstration and denied Growth Energy’s challenge.

On August 22, 2025, the EPA granted, in whole or in part, small refinery exemption petitions for the Woods Cross Refinery, Cheyenne Refinery, Casper Refinery and Parco Refinery for various compliance years from 2019 to 2024. The EPA also denied, in whole or in part, small refinery exemption petitions for the Cheyenne Refinery, Woods Cross Refinery, Casper Refinery, and Parco Refinery for various compliance years from 2019 to 2024.

In October 2025, certain of our subsidiaries filed lawsuits in the DC Circuit to overturn the EPA’s August 2025 denials and other actions.

On November 7, 2025, the EPA granted in whole small refinery exemption petitions for our refinery at our Tulsa East facility for compliance years 2023 and 2024. The EPA also granted partial exemptions for 12 small refinery exemption petitions from other refining companies and denied two petitions. On December 11, 2025, the Renewable Fuels Association filed a lawsuit in the DC Circuit to overturn the EPA’s November 2025 grants. On January 8, 2026, the DC Circuit consolidated the Renewable Fuels Association’s lawsuit with ours and other petitioners’ lawsuits regarding the EPA’s August 2025 exemption decisions. On January 12, 2026, certain of our subsidiaries filed a motion to intervene in the lawsuit to defend the EPA’s grant of our small refinery exemption petitions.

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

Item 4.Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and NYSE Texas, Inc. under the trading symbol “DINO.”

In May 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Advisors Inc. (“REH”) are also authorized under the 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

The following table includes repurchases made under this program during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	(In millions, except share and per share data)
October 2025	—	$—	—	$589
November 2025	2,094,492	$53.42	2,094,492	$477
December 2025	350,000	$51.07	350,000	$459
Total for October to December 2025	2,444,492		2,444,492

As of December 31, 2025, $459 million remained available for share repurchases under the 2024 Share Repurchase Program. For more information on our repurchases, see Note 16 “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements.

As of February 20, 2026, we had approximately 1,427 registered holders of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

The declaration and payment of dividends remain at the full discretion of the Board of Directors and depends on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

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

We use certain non-GAAP financial measures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a description of each of the non-GAAP measures used in this MD&A, please refer to the discussion under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” in Item 7 of Part II of this Annual Report on Form 10-K. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this Annual Report.

The comparison between the years ended December 31, 2024 and 2023 have been omitted from this Annual Report on Form 10-K for the year ended December 31, 2025, as such information can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on February 20, 2025.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,700 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Market Developments
For the year ended December 31, 2025, Net income attributable to HF Sinclair stockholders was $579 million compared to $177 million for the year ended December 31, 2024. Adjusted refinery gross margin per produced barrel sold in our Refining segment for 2025 increased 47% over the year ended December 31, 2024.

In the Refining segment, we saw improved refining margins in the Mid-Continent and West regions in 2025. Small refinery RINs waivers granted by the EPA increased adjusted refinery gross margins by $485 million. Additionally, our results were impacted by planned turnarounds at our Parco, Puget Sound and Tulsa refineries that were completed during 2025. For the first quarter of 2026, we expect to run between 585,000-615,000 barrels per day of crude oil, which reflects the planned turnarounds at our Puget Sound and Woods Cross refineries.

In the Renewables segment, we saw lower volumes and margins. Margins were negatively impacted by the lower value of benefit from the recognition of the Producer’s Tax Credit (“PTC”) in 2025 compared to the Blender’s Tax Credit in 2024. Margins were also impacted by volatility in feedstock costs, RINs and LCFS prices. For the first quarter of 2026, we expect continued volatility in RINs and LCFS prices and to capture incrementally more value from the PTC.

In the Marketing segment, we saw strong value in the Sinclair branded sites during 2025 as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually. In February 2026, we announced the formation of Green Trail Fuels, LLC, a new joint venture in which we will hold a 50% non-operating economic interest. The joint venture will include retail sites across Colorado and New Mexico and will be supplied fuel by our refineries, strengthening our branded marketing footprint in the Rocky Mountain and Southwest regions.

In the Lubricants & Specialties segment, we continued to improve our sales mix optimization and base oil integration across our portfolio during 2025. Our results were impacted by the planned turnaround at our Mississauga facility and headwinds related to base oil margins. In the first quarter of 2026, we completed our acquisition of Industrial Oils Unlimited, LLC for $38 million, which will enable us to continue improving our sales mix optimization and base oil integration efforts across our portfolio.

In the Midstream segment, our results benefited from higher third-party pipeline revenues and lower operating expenses in 2025.

We continue to adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions, including ongoing tariff and trade negotiations, will depend on various factors and consequences beyond our control.

On May 7, 2024, our Board of Directors authorized a $1.0 billion share repurchase program (the “2024 Share Repurchase Program”). The timing and amount of share repurchases under the 2024 Share Repurchase Program, including those from REH Advisors Inc. (“REH”), will depend on market conditions and corporate, tax, regulatory and other relevant conditions. We repurchased 6,908,293 shares for $340 million for the year ended December 31, 2025, under open market and privately negotiated purchases.

On February 18, 2026, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share. The dividend is payable on March 12, 2026 to holders of record of common stock on March 2, 2026.

One Big Beautiful Bill Act
On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”) into law. Among other things, OBBBA extends the PTC under Section 45Z through the end of 2029, indefinitely extends the first-year depreciation allowance on qualified property placed in service after January 19, 2025, and extends and enhances many of the provisions enacted under the 2017 Tax Cuts and Jobs Act. The enactment of OBBBA did not materially impact our results of operations but did reduce cash taxes paid.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to annually increase amounts of “renewable fuels” relative to their petroleum products or purchase credits, known as RINs, in lieu of such blending. Compliance with RFS regulations significantly increases our Cost of materials and other, with RINs costs totaling $475 million for the year ended December 31, 2025. Small refinery RINs waivers granted by the EPA increased pre-tax earnings by $485 million, of which $203 million was recognized in Cost of materials and other and $282 million was recognized in Sales and other revenues. At December 31, 2025, our open RINs credit obligations were $43 million.

HF Sinclair Management and Audit Committee Process
As previously disclosed, the Audit Committee of our Board of Directors engaged in an assessment of certain matters relating to the Company’s disclosure processes in relation to the reporting of the Company’s financial results for the fourth quarter of 2025 and full-year 2025. That assessment began in January 2026 after Mr. Atanas Atanasov, the Company’s Executive Vice President and Chief Financial Officer, raised concerns that certain actions taken by Mr. Tim Go, Chief Executive Officer and President, created an unfavorable “tone at the top” in relation to the 2025 disclosure processes. The Company’s management and the Audit Committee, with the support of external legal counsel, reviewed the concerns and other relevant information. In the course of these reviews, the Board of Directors developed separate concerns about the approach taken by Mr. Go in some communications made to management during the 2025 disclosure processes. Also, as previously discussed, on February 17, 2026, the Board of Directors received a request from Mr. Go to take a voluntary leave of absence from his duties as an officer and director of the Company. The Board of Directors accepted Mr. Go’s request, and his leave commenced on such date.

On February 17, 2026, the Board of Directors also appointed the current Chairperson of the Board of Directors, Mr. Franklin Myers, as Chief Executive Officer and President of the Company on a temporary basis.

Also, during the latter stages of this review, a separate concern developed relating to certain actions taken by Mr. Atanasov bearing upon the review process conducted by the Company’s management and the Audit Committee and the viability of his future working relationships with other members of the Company’s management team. After discussion of these concerns, on February 24, 2026, the Board of Directors received a request from Mr. Atanasov to take a voluntary leave of absence from his duties. The Board of Directors accepted Mr. Atanasov’s request, and his leave commenced on such date. Also on February 24, 2026, the Board of Directors appointed Mr. Vivek Garg, the Company’s Vice President, Chief Accounting Officer and Controller, as acting Chief Financial Officer of the Company, effective as of such date. See Item 9B “Other Information.”

The Company currently expects to negotiate a mutually agreeable separation arrangement with each of Mr. Go and Mr. Atanasov.

The Audit Committee has completed its review and has concluded that the certain actions referenced above did not create an unfavorable “tone at the top” in relation to the 2025 disclosure processes and that the Company’s disclosure controls and procedures are effective. See Item 9A “Controls and Procedures.”

A more detailed discussion of our financial and operating results for the years ended December 31, 2025 and 2024 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Years Ended December 31,
	2025	2024	2023

	(In millions, except share and per share data)
Sales and other revenues	$26,869	$28,580	$31,964

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	21,760	24,582	25,784
Lower of cost or market inventory valuation adjustments	417	(43)	271
Operating expenses	2,391	2,484	2,438
	24,568	27,023	28,493
Selling, general and administrative expenses (1)	456	447	497
Depreciation and amortization	909	832	771
Other operating expenses, net	9	17	—
Total operating costs and expenses	25,942	28,319	29,761
Income from operations	927	261	2,203

Other income (expense):
Earnings of equity method investments	33	32	17
Interest income	42	75	94
Interest expense	(217)	(165)	(191)
Other income (expense), net	(53)	15	30
	(195)	(43)	(50)
Income before income taxes	732	218	2,153
Income tax expense (benefit):
Current	139	83	249
Deferred	7	(49)	193
	146	34	442
Net income	586	184	1,711
Less: net income attributable to noncontrolling interest	7	7	121
Net income attributable to HF Sinclair stockholders	$579	$177	$1,590

Earnings per share attributable to HF Sinclair stockholders:
Basic	$3.08	$0.91	$8.29
Diluted	$3.08	$0.91	$8.29

Average number of common shares outstanding (in thousands):
Basic	186,465	192,073	190,035
Diluted	186,465	192,073	190,035
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

Other Financial Data

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Net cash provided by operating activities	$1,315	$1,110	$2,297
Net cash used for investing activities	$(516)	$(468)	$(371)
Net cash used for financing activities	$(631)	$(1,182)	$(2,244)
Capital expenditures	$449	$470	$385
EBITDA (1)	$1,809	$1,133	$2,900
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as Net income attributable to HF Sinclair stockholders plus (i) Income tax expense (benefit), (ii) Interest expense, net of Interest income and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to Net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” in Item 7 of Part II of this Annual Report on Form 10-K.

Supplemental Segment Operating Data
Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. See Note 19 “Segment Information” in the Notes to Consolidated Financial Statements for additional information on our reportable segments.

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

	Years Ended December 31,
	2025	2024	2023

Mid-Continent Region
Crude charge (BPD) (1)	267,030	251,650	237,510
Refinery throughput (BPD) (2)	284,620	267,200	256,810
Sales of produced refined products (BPD) (3)	270,920	267,130	248,330
Refinery utilization (4)	102.7%	96.8%	91.4%

Average per produced barrel sold: (5)
Gross margin (6)	$3.45	$(0.27)	$6.65
Operating expenses (7)	6.48	6.65	6.92

Adjusted refinery gross margin (8)	$14.38	$8.21	$17.31
Less: adjusted refinery operating expenses (9)	6.48	6.65	6.92
Adjusted refinery gross margin, less adjusted refinery operating expenses	$7.90	$1.56	$10.39

Operating expenses per throughput barrel (10)	$6.16	$6.65	$6.69
Adjusted refinery operating expenses per throughput barrel (9) (11)	$6.16	$6.65	$6.69

	Years Ended December 31,
	2025	2024	2023

Mid-Continent Region
Feedstocks:
Sweet crude oil	51%	54%	56%
Sour crude oil	26%	23%	20%
Heavy sour crude oil	17%	17%	16%
Other feedstocks and blends	6%	6%	8%
Total	100%	100%	100%

Sales of produced refined products:
Gasolines	52%	52%	51%
Diesel fuels	31%	31%	30%
Jet fuels	7%	6%	6%
Fuel oil	1%	1%	1%
Asphalt	3%	4%	4%
Base oils	4%	4%	4%
LPG and other	2%	2%	4%
Total	100%	100%	100%

West Region
Crude charge (BPD) (1)	337,320	350,430	330,030
Refinery throughput (BPD) (2)	367,460	376,050	360,200
Sales of produced refined products (BPD) (3)	367,160	370,040	353,950
Refinery utilization (4)	80.7%	83.8%	79.0%

Average per produced barrel sold: (5)
Gross margin (6)	$3.35	$0.61	$11.34
Operating expenses (7)	8.84	9.32	9.69

Adjusted refinery gross margin (8)	$16.10	$12.04	$23.69
Less: adjusted refinery operating expenses (9)	8.84	9.06	9.69
Adjusted refinery gross margin, less adjusted refinery operating expenses	$7.26	$2.98	$14.00

Operating expenses per throughput barrel (10)	$8.83	$9.17	$9.53
Adjusted refinery operating expenses per throughput barrel (9) (11)	$8.83	$8.92	$9.53

Feedstocks:
Sweet crude oil	32%	34%	30%
Sour crude oil	44%	43%	45%
Heavy sour crude oil	11%	10%	11%
Wax crude oil	5%	6%	6%
Other feedstocks and blends	8%	7%	8%
Total	100%	100%	100%

Sales of produced refined products:
Gasolines	54%	52%	54%
Diesel fuels	32%	32%	31%
Jet fuels	5%	6%	6%
Fuel oil	2%	2%	2%
Asphalt	2%	2%	2%
LPG and other	5%	6%	5%
Total	100%	100%	100%

	Years Ended December 31,
	2025	2024	2023

Consolidated
Crude charge (BPD) (1)	604,350	602,080	567,540
Refinery throughput (BPD) (2)	652,080	643,250	617,010
Sales of produced refined products (BPD) (3)	638,080	637,170	602,280
Refinery utilization (4)	89.1%	88.8%	83.7%

Average per produced barrel sold: (5)
Gross margin (6)	$3.39	$0.24	$9.41
Operating expenses (7)	7.84	8.20	8.55

Adjusted refinery gross margin (8)	$15.37	$10.43	$21.06
Less: adjusted refinery operating expenses (9)	7.84	8.05	8.55
Adjusted refinery gross margin, less adjusted refinery operating expenses	$7.53	$2.38	$12.51

Operating expenses per throughput barrel (10)	$7.67	$8.12	$8.35
Adjusted refinery operating expenses per throughput barrel (9) (11)	$7.67	$7.98	$8.35

Feedstocks:
Sweet crude oil	40%	42%	42%
Sour crude oil	36%	35%	34%
Heavy sour crude oil	14%	13%	13%
Wax crude oil	3%	4%	3%
Other feedstocks and blends	7%	6%	8%
Total	100%	100%	100%

Sales of produced refined products:
Gasolines	53%	53%	53%
Diesel fuels	31%	31%	30%
Jet fuels	6%	6%	6%
Fuel oil	2%	1%	1%
Asphalt	2%	3%	3%
Base oils	2%	2%	2%
LPG and other	4%	4%	5%
Total	100%	100%	100%
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

	Years Ended December 31,
	2025	2024	2023

Renewables
Sales of produced renewables products (in thousand gallons)	213,713	255,639	215,510
Average per produced gallon sold: (1)
Gross margin (2)	$(0.60)	$(0.33)	$(0.59)

Adjusted renewables gross margin (3)	$0.26	$0.33	$0.50
Less: operating expenses (4)	0.42	0.39	0.51
Adjusted renewables gross margin, less operating expenses	$(0.16)	$(0.06)	$(0.01)
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

	Years Ended December 31,
	2025	2024	2023

Marketing
Number of branded sites at period end (1)	1,744	1,627	1,540
Sales of refined products (in thousand gallons)	1,328,006	1,376,291	1,441,607
Average per gallon sold: (2)
Gross margin (3)	$0.08	$0.06	$0.05
Adjusted marketing gross margin (4)	$0.11	$0.08	$0.07
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations.

	Years Ended December 31,
	2025	2024	2023

Lubricants & Specialties
Sales of produced refined products (BPD)	30,733	32,100	30,210

Sales of produced refined products:
Finished products	50%	48%	50%
Base oils	26%	26%	27%
Other	24%	26%	23%
Total	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations.

	Years Ended December 31,
	2025	2024	2023

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	151,879	166,722	152,462
Affiliates—intermediate pipelines	139,563	146,643	110,720
Affiliates—crude pipelines	437,281	453,606	437,586
	728,723	766,971	700,768
Third parties—refined product pipelines	38,995	39,721	38,834
Third parties—crude pipelines	188,347	204,202	197,659
	956,065	1,010,894	937,261
Terminals and loading racks:
Affiliates	1,014,900	988,566	930,264
Third parties	37,524	37,728	42,567
	1,052,424	1,026,294	972,831
Total for pipelines and terminal assets (BPD)	2,008,489	2,037,188	1,910,092

Results of Operations - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Summary
Net income attributable to HF Sinclair stockholders for the year ended December 31, 2025 was $579 million ($3.08 per basic and diluted share), a $402 million increase compared to net income of $177 million ($0.91 per basic and diluted share) for the year ended December 31, 2024. The increase in Net income attributable to HF Sinclair stockholders was principally driven by higher adjusted refinery gross margins. Adjusted refinery gross margin for the year ended December 31, 2025 increased to $15.37 per produced barrel sold from $10.43 for the year ended December 31, 2024, primarily due to lower crude oil and feedstock prices and the grant of small refinery RINs waivers, partially offset by lower average sales prices per barrel. Small refinery RINs waivers increased adjusted refinery gross margins by $485 million, of which $203 million was recognized in Cost of materials and other and $282 million was recognized in Sales and other revenues. Lower of cost or market inventory valuation adjustments decreased pre-tax earnings by $417 million for the year ended December 31, 2025 and increased pre-tax earnings by $43 million for the year ended December 31, 2024.

Sales and Other Revenues
Sales and other revenues decreased 6% from $28,580 million for the year ended December 31, 2024 to $26,869 million for the year ended December 31, 2025, principally due to decreased refined product sales prices. Sales and other revenues included $551 million, $3,142 million, $2,519 million and $121 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the year ended December 31, 2025. Sales and other revenues included $644 million, $3,428 million, $2,700 million and $107 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the year ended December 31, 2024.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, decreased 11% from $24,582 million for the year ended December 31, 2024 to $21,760 million for the year ended December 31, 2025, principally due to lower crude oil and feedstock prices. Within our Lubricants & Specialties segment, FIFO impact was a charge of $8 million and $45 million for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we recognized a lower of cost or market inventory valuation adjustment charge of $417 million compared to a benefit of $43 million for the year ended December 31, 2024.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per barrel sold increased 47% from $10.43 for the year ended December 31, 2024 to $15.37 for the year ended December 31, 2025. The increase was primarily due to lower crude oil and feedstock prices and the grant of small refinery RINs waivers, partially offset by lower average sales prices per barrel. Adjusted refinery gross margin per barrel excludes the non-cash effects of Lower of cost or market inventory valuation adjustments and Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” in Item 7 of Part II of this Annual Report on Form 10-K.

Operating Expenses
Operating expenses decreased 4% from $2,484 million for the year ended December 31, 2024 to $2,391 million for the year ended December 31, 2025, primarily due to lower maintenance, regulatory and other miscellaneous costs, partially offset by higher natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 2% from $447 million for the year ended December 31, 2024 to $456 million for the year ended December 31, 2025, primarily due to higher compensation and benefit costs and foreign currency transaction losses, partially offset by lower professional service costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 9% from $832 million for the year ended December 31, 2024 to $909 million for the year ended December 31, 2025. This increase was principally due to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Other Operating Expenses, Net
During the year ended December 31, 2025, we incurred decommissioning and closure costs of $8 million, other miscellaneous costs of $9 million and asset impairments of $3 million. These costs were partially offset by a gain of $11 million from a legal settlement related to winter storm Uri, which occurred in the first quarter of 2021. During the year ended December 31, 2024, we incurred asset impairment charges totaling $17 million, primarily related to certain logistics assets in our Midstream segment and other assets in our Refining segment.

Earnings of Equity Method Investments
For the year ended December 31, 2025, we recorded net earnings of $33 million compared to net earnings of $32 million for the year ended December 31, 2024. This increase is primarily due to improved performance in our Pioneer Pipeline and Osage Pipeline investments, partially offset by the assignment of our ownership interest in certain of our joint venture investments.

Interest Income
Interest income was $42 million for the year ended December 31, 2025 compared to $75 million for the year ended December 31, 2024. The decrease in interest income was primarily due to the decrease in average cash balance.

Interest Expense
Interest expense was $217 million for the year ended December 31, 2025 compared to $165 million for the year ended December 31, 2024. This increase was primarily due to unrealized losses on precious metals financing arrangements during the period.

Other Income (Expense), Net
Other income (expense), net was $(53) million for the year ended December 31, 2025 compared to $15 million for the year ended December 31, 2024. During the year ended December 31, 2025, we assigned certain of our equity ownership interests to other parties, resulting in a loss on sale of equity method investments of $47 million. Additionally, during the year ended December 31, 2025, we recognized a $24 million loss on early extinguishment of debt, inclusive of unamortized discount and debt issuance costs, as a result of the tender and redemption of certain debt, and the termination of certain credit agreements (see Note 13 “Debt” in the Notes to the Consolidated Financial Statements for additional information).

Income Taxes
For the year ended December 31, 2025, we recorded income tax expense of $146 million compared to $34 million for the year ended December 31, 2024. This increase was principally due to higher pre-tax earnings during the year ended December 31, 2025 compared to the year ended December 31, 2024. Our effective tax rates were 19.9% and 15.6% for the years ended December 31, 2025 and 2024, respectively. The difference between the U.S federal statutory rate and the effective tax rate for the year ended December 31, 2025 was primarily due to the relationship between pre-tax earnings and the benefits of nontaxable renewable fuel incentives and foreign tax effects, partially offset by state taxes and other nondeductible items. The difference between the U.S. federal statutory rate and the effective tax rate for the year ended December 31, 2024 was primarily due to the relationship between pre-tax earnings and benefits attributable to nontaxable renewable fuel incentives offset by an increase in state income taxes and unrecognized tax benefits.

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

Credit Agreements
On April 3, 2025, we terminated our $1.65 billion senior unsecured revolving credit facility maturing in April 2026 (the “Terminated HF Sinclair Credit Agreement”) and the $1.2 billion senior secured revolving credit facility maturing in July 2025 of our wholly owned subsidiary Holly Energy Partners, L.P. (the “Terminated HEP Credit Agreement”). Contemporaneously, we entered into a new $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”), which contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. In addition, HF Sinclair was released from its obligations under the Parent Guaranty Agreement, dated as of December 1, 2023, as guarantor, in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent (the “Guaranty”), and the Guaranty was terminated. We did not pay any prepayment penalties in connection with the termination of the Terminated HF Sinclair Credit Agreement or the Terminated HEP Credit Agreement. We recognized an early extinguishment loss of $1 million, inclusive of unamortized debt issuance costs.

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

As of December 31, 2025, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

Senior Notes Offering, Tender Offers and Redemptions
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

We used a portion of the funds from the January HFS Notes to complete the early settlement of cash tender offers and redemptions for $996 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$643	$650
6.375% Senior Notes	April 2027	150	153
		793	803
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	203	205
Total		$996	$1,008
Additionally, we used a portion of the net proceeds from the January HFS Notes offering to repay the $350 million under the Terminated HEP Credit Agreement due 2025.

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

We used a portion of the funds from the HF Sinclair 5.500% Senior Notes to complete the early settlement of cash tender offers and redemptions for $404 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$154	$155
6.375% Senior Notes	April 2027	250	253
Total		$404	$408

We recognized an early extinguishment loss of $23 million, inclusive of unamortized discount and debt issuance costs, as a result of the tender offers and redemptions for the year ended December 31, 2025.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the year ended December 31, 2025, we received proceeds of $30 million and made principal payments of $6 million related to such arrangements. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangements, we must either extend the maturity or satisfy the obligation at fair market value, which is considered an embedded derivative.

Certain inventory buy/sell arrangements in which we have a repurchase obligation are recognized as financing arrangements. During the year ended December 31, 2025, we received cash proceeds and made principal payments of $103 million related to these financing arrangements.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At December 31, 2025, we had letters of credit totaling a nominal amount under such credit facilities.

See Note 13 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current Cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our current liquidity needs. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets. Further, from time to time we may seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and depends on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities, expansion of our Midstream footprint and selective acquisition of complementary assets for our operations intended to capture synergies and increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under the 2024 Share Repurchase Program.

Our liquidity was approximately $3.0 billion at December 31, 2025, consisting of Cash and cash equivalents of $978 million and $2.0 billion available under the HF Sinclair Credit Agreement.

We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. These primarily consist of investments in liquid, highly rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds. Cash equivalents are stated at cost, which approximates market value.

In May 2024, our Board of Directors approved the 2024 Share Repurchase Program, which replaced all existing share repurchase programs. The 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH are also authorized under the 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

During the year ended December 31, 2025, we made open market and privately negotiated purchases of 6,908,293 shares for $340 million under our 2024 Share Repurchase Program, of which 3,345,857 shares were repurchased for $174 million pursuant to privately negotiated repurchases from REH. As of December 31, 2025, we had remaining authorization to repurchase up to $459 million under the 2024 Share Repurchase Program.

Cash Flows – Operating Activities

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net cash flows provided by operating activities were $1,315 million for the year ended December 31, 2025 compared to $1,110 million for the year ended December 31, 2024, an increase of $205 million primarily driven by higher income from operations, excluding non-cash impacts reflected in the reconciliation to net cash provided by operating activities, partially offset by changes in working capital and an increase in turnaround expenditures. Changes in working capital decreased operating cash flows by $303 million and increased operating cash flows by $554 million for the years ended December 31, 2025 and 2024, respectively. Additionally, for the year ended December 31, 2025, turnaround expenditures were $437 million compared to $413 million for the year ended December 31, 2024.

Cash Flows – Investing Activities and Planned Capital Expenditures

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
For the year ended December 31, 2025, our Net cash flows used for investing activities were $516 million, primarily comprising cash expenditures for Properties, plants and equipment and precious metals of $449 million and $72 million, respectively.

For the year ended December 31, 2024, our Net cash flows used for investing activities were $468 million, primarily comprising cash expenditures for Properties, plants and equipment of $470 million.

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

The refining industry is capital-intensive and requires ongoing investments to sustain our refining operations. This includes replacement of, or rebuilding, refinery units and components that extend their useful lives. We also invest in projects that improve operational reliability and profitability via enhancements that improve refinery processing capabilities as well as production yield and flexibility. Our capital expenditures also include projects related to renewable diesel, environmental, health and safety compliance and include initiatives as a result of federal and state mandates.

Our refinery operations and related emissions are highly regulated at both federal and state levels, and we invest in our facilities as needed to remain in compliance with these standards. Additionally, when faced with new emissions or fuels standards, we seek to execute projects that facilitate compliance and also improve the operating costs and/or yields of associated refining processes.

Expected capital and turnaround cash spending for 2026 is as follows:

Expected Cash Spending

(In millions)
Capital Expenditures:
Refining	$225
Renewables	6
Marketing	30
Lubricants & Specialties	25
Midstream	30
Corporate	9
Turnarounds and catalyst	325
Total sustaining	$650
Growth capital	125
Total	$775

Cash Flows – Financing Activities

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
For the year ended December 31, 2025, our Net cash flows used for financing activities were $631 million. During the year ended December 31, 2025, we paid $376 million in Dividends, repurchased $354 million of our Common Stock, repaid $350 million under the Terminated HEP Credit Agreement and had net proceeds from the issuance, tender and redemption of certain senior notes of $449 million.

For the year ended December 31, 2024, our Net cash flows used for financing activities were $1,182 million. During the year ended December 31, 2024, we repurchased $672 million of our Common Stock, paid $386 million in Dividends and had net repayments of $106 million under the Terminated HEP Credit Agreement.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2025 that are expected to be paid within the next year and thereafter:

	Total	Current	Noncurrent

	(In millions)
Long-term debt - principal (1)	$2,800	$—	$2,800
Long-term debt - interest (1)	930	155	775
Financing arrangements (2)	94	94	—
Supply agreements (3)	514	370	144
Transportation and storage agreements (4)	1,691	212	1,479
Operating and finance leases (5)	609	118	491
Other long-term obligations	174	114	60
Total	$6,812	$1,063	$5,749
(1)See Note 13 “Debt” in the Notes to Consolidated Financial Statements for a description of our outstanding debt.
(2)We have financing arrangements related to the sale and subsequent leaseback of certain of our precious metals.
(3)We have long-term supply agreements to secure certain quantities of crude oil, feedstock and other resources used in the production process at market prices. We have estimated future payments under these fixed-quantity agreements expiring between 2026 and 2031 using current market rates.
(4)Consists of contractual obligations under agreements with third parties for the transportation of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services under contracts expiring between 2026 and 2038.
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

Goodwill and Long-lived Assets
As of December 31, 2025, our Goodwill balance was $2,978 million, with goodwill assigned to reporting units in our Refining, Renewables, Marketing, Lubricants & Specialties and Midstream segments. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. With our qualitative assessment, if we determine based on the qualitative factors that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

During the year ended December 31, 2025, we elected to change our annual goodwill impairment testing date from July 1 to October 1 to better align the timing of our goodwill impairment assessment with our annual budgeting processes. The change in annual goodwill impairment testing date constitutes a voluntary change in accounting principle. This change does not delay, accelerate, or avoid an impairment charge and has been applied prospectively as retrospective application was impracticable due to the inability to objectively determine the assumptions and significant estimates used in prior periods without the benefit of hindsight. Prior to the goodwill impairment test performed as of October 1, 2025, the most recent annual goodwill impairment test was performed as of July 1, 2025. For the test performed on July 1, 2025, one reporting unit within each of the Refining, Renewables and Lubricants & Specialties segments was tested for impairment using a quantitative approach, and all other reporting units were assessed for impairment using a qualitative approach. For the test performed as of October 1, 2025, all reporting units were assessed for impairment using a qualitative approach. No impairment was identified in 2025.

In performing our quantitative goodwill impairment tests, the estimated fair values of our reporting units were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on estimated forecasted production levels, selling prices, gross margins, operating costs and capital expenditures. Our market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions and other market data for like-kind assets. The fair values of the reporting units tested quantitatively on July 1, 2025 exceeded their respective carrying values by more than 10%. Increasing the discount rate by 1.0% or reducing the terminal cash flow growth rate by 1.0% would not have changed the results of our annual assessment.

In performing our quantitative impairment test of goodwill, we developed cash flow forecasts for each of our reporting units. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted financial information. The cash flow forecasts include significant assumptions such as planned utilization, end-user demand, selling prices, gross margins, operating costs and capital expenditures. Other key assumptions applied to these forecasts to determine the fair value of a reporting unit are the discount rate and terminal cash flow growth rate. The discount rate is intended to reflect the weighted-average cost of capital for a market participant and the risks associated with the realization of the estimated future cash flows. Our fair value estimates are based on projected cash flows, which we believe to be reasonable.

In performing the qualitative goodwill impairment assessment as of October 1, 2025, management evaluated whether events or changes in circumstances occurring subsequent to the July 1, 2025 impairment tests indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Factors considered included changes in forecasted operating results, commodity price assumptions, discount rates, market capitalization, overall macroeconomic conditions, regulatory developments and other entity-specific and reporting unit-specific events. Based on this evaluation, management concluded that no reporting unit met the criteria requiring a quantitative goodwill impairment test as of October 1, 2025.

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

Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy when dealing with these matters.

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

As of December 31, 2025, we have the following notional amounts related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk (all maturing in 2026):

Contract Description	Total Outstanding Notional	Unit of Measure

NYMEX futures (WTI) - short	979,000	Barrels
Commodity forward contracts - long	1,371,000	Barrels
Commodity forward contracts - short	1,191,000	Barrels
Foreign currency forward contracts	522,000,000	Canadian dollar
Forward platinum contracts(1)	46,549	Troy ounces
(1)Represents an embedded derivative within our precious metals catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations to the commodity hedged under our derivative contracts at December 31, 2025 and 2024:

	December 31,
Derivative Fair Value Gain (Loss)	2025	2024

	(In millions)
10% increase in underlying commodity prices	$(6)	$(4)
10% decrease in underlying commodity prices	$6	$4

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as demarcated in Note 13 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows.

The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of December 31, 2025 is presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,800	$2,858	$74

For the variable rate under the HF Sinclair Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2025, there were no amounts outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rates applicable to the HF Sinclair Credit Agreement would not materially affect cash flows.

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

Financial information is reviewed for the counterparties in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the derivative contracts. We have not experienced, nor do we expect to experience, any difficulty in counterparties honoring their commitments.

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

Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is calculated as Net income attributable to HF Sinclair stockholders plus (i) Interest expense, net of Interest income, (ii) Income tax expense and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure our operating performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Set forth below is our calculation of EBITDA:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Net income attributable to HF Sinclair stockholders	$579	$177	$1,590
Add: interest expense	217	165	191
Less: interest income	(42)	(75)	(94)
Add: income tax expense	146	34	442
Add: depreciation and amortization	909	832	771
EBITDA	$1,809	$1,133	$2,900

Reconciliations of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in the financial statements.

Adjusted refinery gross margin is a non-GAAP performance measure that is used by our management and others to compare our refining performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our refining performance on a relative and absolute basis, including against publicly available crack spread data. Adjusted refinery gross margin per produced barrel sold is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced refined products. This margin measure excludes the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to inventory held at the end of the period. Adjusted refinery gross margin is a non-GAAP performance measure and should not be considered in isolation or as a substitute for Refining segment gross margin. The GAAP measure most directly comparable to adjusted refinery gross margin is Refining segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Refining segment gross margin to adjusted refinery gross margin to adjusted refinery gross margin per produced barrel sold and adjusted refinery gross margin less operating expenses per produced barrel sold

	Years Ended December 31,
	2025	2024	2023

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$23,822	$25,340	$28,673
Cost of sales (1)	22,484	24,787	26,142
Depreciation and amortization	548	495	461
Gross margin	$790	$58	$2,070
Add: lower of cost or market inventory valuation adjustments	415	(32)	221
Add: operating expenses	1,825	1,912	1,879
Add: depreciation and amortization	548	495	461
Adjusted refinery gross margin	$3,578	$2,433	$4,631

Operating expenses	$1,825	$1,912	$1,879
Less: regulatory charge (2)	—	35	—
Adjusted refinery operating expenses	$1,825	$1,877	$1,879

Sales of produced refined products (BPD) (3)	638,080	637,170	602,280

Average per produced barrel sold:
Gross margin	$3.39	$0.24	$9.41
Add: lower of cost or market inventory valuation adjustments	1.78	(0.14)	1.00
Add: operating expenses	7.84	8.20	8.55
Add: depreciation and amortization	2.36	2.13	2.10
Adjusted refinery gross margin	$15.37	$10.43	$21.06
Operating expenses	7.84	8.20	8.55
Less: regulatory charge (2)	—	0.15	—
Adjusted refinery operating expenses	7.84	8.05	8.55
Adjusted refinery gross margin, less adjusted refinery operating expenses	$7.53	$2.38	$12.51
(1)Exclusive of Depreciation and amortization.
(2)Regulatory charges represent a one-time penalty of $35 million related to the 2025 Consent Decree. Refer to Note 18 for further information.
(3)Represents barrels sold of refined products produced at our refineries (including Asphalt and intersegment sales) and excludes volumes of refined products purchased for resale or volumes of excess crude oil sold.

Reconciliation of renewables operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in the financial statements.

Adjusted renewables gross margin is a non-GAAP performance measure that is used by our management and others to compare our renewables performance to that of other companies in our industry. We believe this margin measure is helpful to investors in evaluating our renewables performance on a relative and absolute basis. Adjusted renewables gross margin per produced gallon sold is total Renewables segment gross margin plus Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization, divided by sales volumes of produced renewables products. This margin measure excludes the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to volumes in inventory at the end of the period. Adjusted renewables gross margin is not a calculation provided for under GAAP and should not be considered in isolation or as a substitute for Renewables segment gross margin. The GAAP measure most directly comparable to adjusted renewables gross margin is Renewables segment gross margin. Other companies in our industry may not calculate these performance measures in the same manner. Due to rounding of reported numbers, some amounts may not calculate exactly.

Reconciliation of Renewables segment gross margin to adjusted renewables gross margin to adjusted renewables gross margin per produced gallon sold and adjusted renewables gross margin, less operating expenses per produced gallon sold

	Years Ended December 31,
	2025	2024	2023

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$991	$991	$1,189
Cost of sales (1)	1,027	999	1,240
Depreciation and amortization	93	78	77
Gross margin	$(129)	$(86)	$(128)
Add: lower of cost or market inventory valuation adjustments	2	(11)	50
Add: operating expenses	90	100	109
Add: depreciation and amortization	93	78	77
Adjusted renewables gross margin	$56	$81	$108

Sales of produced renewables products (in thousand gallons)	213,713	255,639	215,510

Average per produced gallon sold:
Gross margin	$(0.60)	$(0.33)	$(0.59)
Add: lower of cost or market inventory valuation adjustments	0.01	(0.04)	0.22
Add: operating expenses	0.42	0.39	0.51
Add: depreciation and amortization	0.43	0.31	0.36
Adjusted renewables gross margin	$0.26	$0.33	$0.50
Less: operating expenses	0.42	0.39	0.51
Adjusted renewables gross margin, less operating expenses	$(0.16)	$(0.06)	$(0.01)
(1) Exclusive of Depreciation and amortization.

Reconciliation of marketing operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in the financial statements.

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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Years Ended December 31,
	2025	2024	2023

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$3,142	$3,428	$4,146
Cost of sales (1)	3,000	3,319	4,051
Depreciation and amortization	29	27	24
Gross margin	$113	$82	$71
Add: depreciation and amortization	29	27	24
Adjusted marketing gross margin	$142	$109	$95

Sales of refined products (in thousand gallons)	1,328,006	1,376,291	1,441,607

Average per gallon sold:
Gross margin	$0.08	$0.06	$0.05
Add: depreciation and amortization	0.03	0.02	0.02
Adjusted marketing gross margin	$0.11	$0.08	$0.07
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

Item 8.Financial Statements and Supplementary Data

HF SINCLAIR CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HF Sinclair Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HF Sinclair Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At December 31, 2025, the Company’s goodwill was $2,978 million, including goodwill assigned to the Refining, Renewables, Marketing, Lubricants & Specialties, and Midstream segments of $1,977 million, $159 million, $164 million, $246 million, and $432 million, respectively. As described in Note 1 and Note 11 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired.

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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of HF Sinclair Corporation
Opinion on Internal Control over Financial Reporting

We have audited HF Sinclair Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HF Sinclair Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 27, 2026

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$978	$800
Accounts receivable, net: Product and transportation	1,033	1,074
Crude oil resales	103	177
	1,136	1,251
Inventories: Crude oil and refined products (Note 9)	2,214	2,495
Materials, supplies and other	359	303
	2,573	2,798
Income taxes receivable (Note 15)	47	70
Prepayments and other	78	95
Total current assets	4,812	5,014

Properties, plants and equipment, at cost (Note 10)	11,392	10,931
Less: accumulated depreciation	(4,859)	(4,373)
	6,533	6,558
Operating lease right-of-use assets (Note 2)	349	355

Other assets: Turnaround costs	883	777
Goodwill (Note 11)	2,978	2,977
Intangibles and other (Note 11)	955	962
	4,816	4,716
Total assets	$16,510	$16,643

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,902	$2,236
Income taxes payable (Note 15)	5	3
Operating lease liabilities (Note 2)	85	77
Current debt (Note 13)	—	350
Accrued liabilities (Note 12)	493	377
Total current liabilities	2,485	3,043

Long-term debt (Note 13)	2,769	2,288
Noncurrent operating lease liabilities (Note 2)	289	301
Deferred income taxes (Note 15)	1,240	1,224
Other long-term liabilities (Note 12)	478	441
Total liabilities	7,261	7,297

Commitments and contingencies (Note 18)

Equity:
HF Sinclair stockholders’ equity (Note 16):
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of December 31, 2025 and December 31, 2024	2	2
Additional capital	6,008	5,998
Retained earnings	5,373	5,170
Accumulated other comprehensive loss (Note 17)	(26)	(47)
Common stock held in treasury, at cost - 41,443,642 and 34,826,009 shares as of December 31, 2025 and December 31, 2024	(2,173)	(1,845)
Total HF Sinclair stockholders’ equity	9,184	9,278
Noncontrolling interest	65	68
Total equity	9,249	9,346
Total liabilities and equity	$16,510	$16,643

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	Years Ended December 31,
	2025	2024	2023

Sales and other revenues (Note 4)	$26,869	$28,580	$31,964

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	21,760	24,582	25,784
Lower of cost or market inventory valuation adjustments (Note 9)	417	(43)	271
Operating expenses	2,391	2,484	2,438
	24,568	27,023	28,493
Selling, general and administrative expenses (1)	456	447	497
Depreciation and amortization	909	832	771
Other operating expenses, net	9	17	—
Total operating costs and expenses	25,942	28,319	29,761
Income from operations	927	261	2,203

Other income (expense):
Earnings of equity method investments	33	32	17
Interest income	42	75	94
Interest expense	(217)	(165)	(191)
Other income (expense), net (Note 5)	(53)	15	30
	(195)	(43)	(50)
Income before income taxes	732	218	2,153

Income tax expense (benefit) (Note 15):
Current	139	83	249
Deferred	7	(49)	193
	146	34	442
Net income	586	184	1,711
Less: net income attributable to noncontrolling interest	7	7	121
Net income attributable to HF Sinclair stockholders	$579	$177	$1,590

Earnings per share attributable to HF Sinclair stockholders:
Basic	$3.08	$0.91	$8.29
Diluted	$3.08	$0.91	$8.29

Average number of common shares outstanding (in thousands):
Basic	186,465	192,073	190,035
Diluted	186,465	192,073	190,035
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2025	2024	2023

Net income	$586	$184	$1,711
Other comprehensive income (loss):
Foreign currency translation adjustments	34	(42)	13
Cash flow hedging instruments:
Change in fair value	—	(5)	(3)
Reclassifications to net income	—	5	3
Net unrealized gain on hedging instruments	—	—	—
Pension and other post-retirement benefit obligations:
Actuarial loss on pension plans	—	—	2
Pension plans gain (loss) reclassified to net income	—	(1)	1
Actuarial loss on post-retirement healthcare plans	—	—	1
Post-retirement healthcare plans gain reclassified to net income	(7)	(2)	(4)
Net change in pension and other post-retirement benefit obligations	(7)	(3)	—
Other comprehensive income (loss) before income taxes	27	(45)	13

Income tax expense (benefit)	6	(10)	3
Other comprehensive income (loss)	21	(35)	10
Total comprehensive income	607	149	1,721
Less: noncontrolling interest in comprehensive income	7	7	121
Comprehensive income attributable to HF Sinclair stockholders	$600	$142	$1,600

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$586	$184	$1,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	832	771
Asset impairments	3	17	—
Lower of cost or market inventory valuation adjustments	417	(43)	271
Earnings of equity method investments, net of distributions	(1)	1	8
Loss on early extinguishment of debt	24	—	—
Gain on sale of assets	(2)	(2)	(7)
Loss on sale of equity method investment	47	—	—
Deferred income tax expense (benefit)	7	(49)	193
Equity-based compensation expense	33	23	41
Change in fair value of derivative instruments	64	(34)	17
(Increase) decrease in current assets:
Accounts receivable	123	463	(17)
Inventories	(171)	138	30
Income taxes receivable	24	(14)	(3)
Prepayments and other	2	11	8
Increase (decrease) in current liabilities:
Accounts payable	(345)	25	(109)
Income taxes payable	2	(6)	1
Accrued liabilities	62	(63)	(30)
Turnaround expenditures	(437)	(413)	(556)
Other, net	(32)	40	(32)
Net cash provided by operating activities	1,315	1,110	2,297

Cash flows from investing activities:
Additions to properties, plants and equipment	(449)	(470)	(385)
Purchase of precious metals	(72)	—	—
Proceeds from sale of assets	6	4	17
Other, net	(1)	(2)	(3)
Net cash used for investing activities	(516)	(468)	(371)

Cash flows from financing activities:
Borrowings under credit agreements	—	—	60
Repayments under credit agreements	(350)	(106)	(273)
Proceeds from issuance of senior notes	1,890	—	—
Redemption of senior notes	(1,416)	—	(308)
Purchase of treasury stock, inclusive of excise tax	(354)	(672)	(999)
Dividends	(376)	(386)	(341)
Distributions to noncontrolling interest	(10)	(7)	(102)
Proceeds from financing arrangements	133	—	—
Payments on financing arrangements	(109)	—	—
Payments on finance leases	(11)	(11)	(12)
HEP Merger Transaction consideration	—	—	(268)
Deferred financing costs	(25)	—	(1)
Other, net	(3)	—	—
Net cash used for financing activities	(631)	(1,182)	(2,244)

Effect of exchange rate on cash flow	10	(14)	7
Cash and cash equivalents:
Net change for the period	178	(554)	(311)
Cash and cash equivalents at beginning of period	800	1,354	1,665
Cash and cash equivalents at end of period	$978	$800	$1,354

Supplemental information:
Cash paid for interest	$(139)	$(164)	$(203)
Increase (decrease) in accrued and unpaid capital expenditures	$16	$(1)	$(6)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share and per share data)

	HF Sinclair Stockholders’ Equity
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interest	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2022	223,231	$2	$6,469	$4,130	$(22)	26,152	$(1,335)	$774	$10,018
Net income	—	—	—	1,590	—	—	—	121	1,711
Dividends ($1.80 declared per common share)	—	—	—	(341)	—	—	—	—	(341)
Other comprehensive income, net of tax	—	—	—	—	10	—	—	—	10
HEP Merger Transaction	—	—	(466)	—	—	(21,072)	1,085	(725)	(106)
Issuance of common shares under incentive compensation plans	—	—	(49)	—	—	(957)	49	—	—
Equity-based compensation	—	—	40	—	—	—	—	1	41
Treasury stock acquired and excise tax	—	—	—	—	—	19,113	(993)	—	(993)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(102)	(102)
Purchase of HEP units for equity grants	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	223,231	$2	$5,994	$5,379	$(12)	23,236	$(1,194)	$68	$10,237

Net income	—	—	—	177	—	—	—	7	184
Dividends ($2.00 declared per common share)	—	—	—	(386)	—	—	—	—	(386)
Other comprehensive loss, net of tax	—	—	—	—	(35)	—	—	—	(35)
Issuance of common shares under incentive compensation plans	—	—	(28)	—	—	(536)	28	—	—
Equity-based compensation	—	—	23	—	—	—	—	—	23
Treasury stock acquired and excise tax	—	—	—	—	—	12,126	(679)	—	(679)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(7)	(7)
Other	—	—	9	—	—	—	—	—	9
Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346

Net income	—	—	—	579	—	—	—	7	586
Dividends ($2.00 declared per common share)	—	—	—	(376)	—	—	—	—	(376)
Other comprehensive income, net of tax	—	—	—	—	21	—	—	—	21
Issuance of common shares under incentive compensation plans	—	—	(23)	—	—	(436)	23	—	—
Equity-based compensation	—	—	33	—	—	—	—	—	33
Treasury stock acquired and excise tax	—	—	—	—	—	7,054	(351)	—	(351)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(10)	(10)
Balance at December 31, 2025	223,231	$2	$6,008	$5,373	$(26)	41,444	$(2,173)	$65	$9,249
(1) In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: Description of Business and Summary of Significant Accounting Policies

Description of Business: References herein to HF Sinclair Corporation (“HF Sinclair” or the “Company”) include HF Sinclair and its consolidated subsidiaries. In these financial statements, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or, in certain contexts, to HF Sinclair or an individual consolidated subsidiary and not to any other person, with certain exceptions. References herein to Holly Energy Partners, L.P. (“HEP”) with respect to time periods prior to the HEP Merger Transaction (as defined below) refer to HEP and its consolidated subsidiaries.

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,700 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and at our facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

On December 1, 2023, we completed the merger of HEP into an indirect wholly owned subsidiary of HF Sinclair pursuant to an Agreement and Plan of Merger dated August 15, 2023 (the “HEP Merger Transaction”). Consideration paid in connection with the merger included cash and shares of HF Sinclair common stock. Since we controlled HEP both before and after the HEP Merger Transaction, the changes in our ownership interest in HEP resulting from the HEP Merger Transaction were accounted for as an equity transaction, and no gain or loss was recognized in our consolidated statements of income. The tax effects of the HEP Merger Transaction were recorded as adjustments to Deferred income taxes and Additional capital consistent with ASC 740, “Income Taxes.” In connection with the HEP Merger Transaction, for the year ended December 31, 2023, we incurred $24 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as Selling, general and administrative expenses in our consolidated statements of income.

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

Principles of Consolidation: Our consolidated financial statements include our accounts and the accounts of partnerships and joint ventures that we control through an ownership interest greater than 50% or if we are the primary beneficiary of a variable interest entity (“VIE”). A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity’s financial performance, and the obligation to absorb the entity’s expected losses or rights to expected residual returns. Intercompany transactions and balances have been eliminated. See Note 3 for additional information regarding VIEs.

Cash Equivalents: We consider all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and are primarily invested in liquid highly-rated instruments issued by government or municipal entities with strong credit standings.

Balance Sheet Offsetting: We purchase and sell inventories of crude oil from and to certain counterparties that are net settled in accordance with contractual net settlement provisions. We present accounts receivable and payable balances on a net basis, consistent with our contractual settlement provisions.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts Receivable: Our accounts receivable primarily consist of amounts due from customers for sales of refined products and renewable diesel. Credit is extended based on our evaluation of the customer’s financial condition, and in certain circumstances, collateral, such as letters of credit or guarantees, is required. We reserve for expected credit losses based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for expected credit losses when an account is deemed uncollectible. Our allowance for expected credit losses was $4 million for both of the years ended December 31, 2025 and 2024.

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

Inventories: Inventories related to our refining operations are stated at the lower of cost, using the last-in, first-out (“LIFO”) method for crude oil and unfinished and finished refined products, or market. Inventories related to our renewable business are stated at the lower of cost, using the LIFO method for feedstock and unfinished and finished renewable products, or market. Cost, consisting of raw material, transportation and conversion costs, is determined using the LIFO inventory valuation methodology and market is determined using current replacement costs. Under the LIFO method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as a result of charging cost of sales with LIFO inventory costs generated in prior periods. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation.

Inventories of our Petro-Canada Lubricants and Sonneborn businesses are stated at the lower of cost, using the first-in, first-out method, or net realizable value.

Inventories consisting of process chemicals, materials and maintenance supplies and RINs are stated at the lower of weighted-average cost or net realizable value.

Lessee Accounting: At inception, we determine if an arrangement is or contains a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our payment obligation under the leasing arrangement. ROU assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate that we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

Operating leases are recorded in Operating lease right-of-use assets and current and noncurrent Operating lease liabilities on our consolidated balance sheets. Finance leases are included in Properties, plants and equipment, at cost, and Accrued liabilities and Other long-term liabilities on our consolidated balance sheets.

Our lease terms include an option to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on our consolidated balance sheets. For certain equipment leases, we apply a portfolio approach for the operating lease ROU assets and liabilities. Also, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lessor Accounting: Customer contracts that contain leases are generally classified as either operating leases, direct financing leases or sales-type leases. We consider inputs such as the lease term, fair value and residual value of the underlying asset when assessing the classification. As a lessor, we do not separate the non-lease (service) component in contracts in which the lease component is the dominant component. We treat these combined components as an operating lease. We bifurcate the consideration received for sales-type lease contracts between lease and service revenue, with the service component accounted for within the scope of ASC 606, “Revenue from Contracts with Customers.”

Derivative Instruments: All derivative instruments are recognized as either assets or liabilities on our consolidated balance sheets and are measured at fair value. Changes in the derivative instrument’s fair value are recognized in earnings unless we apply hedge accounting. Cash flows from all our derivative activity are reported in the operating section on our consolidated statements of cash flows. See Note 14 for additional information.

Properties, Plants and Equipment: Properties, plants and equipment are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, primarily 15 to 32 years for refining, pipeline and terminal facilities, 10 to 40 years for buildings and improvements, 5 to 30 years for other fixed assets and 5 years for vehicles.

Asset Retirement Obligations: We record legal obligations associated with the retirement of assets that result from the acquisition, construction, development and/or the normal operation of assets. The fair value of the estimated cost to retire a tangible asset is recorded as a liability with the associated retirement costs capitalized as part of the asset’s carrying amount in the period in which the obligation is incurred and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. Certain of our refining assets have no recorded liability for asset retirement obligations because the timing of any retirement and related costs are currently indeterminable.

Our asset retirement obligations were $68 million and $66 million at December 31, 2025 and 2024, respectively, and are included in Other long-term liabilities on our consolidated balance sheets. Accretion expense was insignificant for the years ended December 31, 2025, 2024 and 2023.

Goodwill, Intangible Assets and Long-lived Assets: Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired and liabilities assumed, and intangible assets are non-financial assets that lack physical substance. Goodwill and indefinite-lived intangible assets are not amortized, whereas finite-lived intangible assets are amortized on a straight-line basis.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually. To evaluate goodwill and other indefinite-lived intangible assets for impairment, we may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessments consider multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment indicates that it is more likely than not that the carrying amount of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. We may elect to bypass the qualitative assessment and instead perform a quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the goodwill balance for that reporting unit.

During the year ended December 31, 2025, we elected to change our annual goodwill impairment testing date from July 1 to October 1 to better align the timing of our goodwill impairment assessment with our annual budgeting processes. The change in annual goodwill impairment testing date constitutes a voluntary change in accounting principle. This change does not delay, accelerate, or avoid an impairment charge, and has been applied prospectively as retrospective application was impracticable due to the inability to objectively determine the assumptions and significant estimates used in prior periods without the benefit of hindsight. Prior to the goodwill impairment test performed as of October 1, 2025, the most recent annual goodwill impairment test was performed as of July 1, 2025. No impairment was identified in either the July 1, 2025 or October 1, 2025 impairment assessments.

The carrying amount of our intangible assets and goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill and intangible assets assigned to our Lubricants & Specialties segment.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For purposes of long-lived asset impairment evaluation, we group our assets as follows: (i) our refinery asset groups, which include certain logistics assets, (ii) our renewables products asset groups, (iii) our lubricants and specialties asset groups, (iv) our marketing assets and (v) our midstream asset groups, which are comprised of logistics assets not included in our refinery asset groups. These asset groups represent the lowest level for which independent cash flows can be identified. Our asset groups are evaluated for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the asset group being tested for impairment relative to its carrying amount. Fair value is typically determined using an income approach that incorporates estimates of discounted pre-tax future cash flows or a market approach that considers recent transaction activity for comparable assets. These approaches are considered Level 3 fair value measurements. Occasionally, such as when an asset is held for sale, market prices are used.

See Note 11 for additional information regarding goodwill and intangible assets.

Equity Method Investments: We account for investments in which we have a significant influence over the entity using the equity method of accounting, whereby we record our pro-rata share of earnings of these companies and contributions to and distributions from the joint ventures as adjustments to our investment balance. Equity method investments are recorded in Intangibles and other on our consolidated balance sheets.

The following tables summarize our recorded investment compared to our share of underlying equity for each investee. Acquisition-date differences between these amounts are amortized as adjustments to our pro-rata share of earnings in the joint ventures.

	Balance at December 31, 2025
Equity Method Investments (1)	Underlying Equity	Recorded Investment Balance	Difference

	(In millions)
Osage Pipe Line Company, LLC	$12	$37	$(25)
Cushing Connect Terminal Holdings LLC	44	28	16
Pioneer Investments Corp.	25	129	(104)
Saddle Butte Pipeline III, LLC	64	32	32
Total	$145	$226	$(81)
(1)During the year ended December 31, 2025, we assigned certain of our equity ownership interests to other parties, including our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the termination of certain future commitments. See Note 5 for additional information.

	Balance at December 31, 2024
Equity Method Investments	Underlying Equity	Recorded Investment Balance	Difference

	(In millions)
Osage Pipe Line Company, LLC	$7	$32	$(25)
Cheyenne Pipeline, LLC	28	39	(11)
Cushing Connect Terminal Holdings LLC	46	30	16
Pioneer Investments Corp.	26	132	(106)
Saddle Butte Pipeline III, LLC	65	32	33
Total	$172	$265	$(93)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate that the carrying value may exceed the fair value of the investment. When indicators exist, the fair value is estimated and compared to the investment’s carrying value. If any impairment is determined to be other-than-temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies.

Revenue Recognition: Revenues from refined products, excess crude oil and RINs sales are recognized when delivered (via pipeline, in-tank or rack), and the customer obtains control of such inventory, which is typically when title passes and the customer is billed. All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers. Shipping and handling costs incurred are reported in Cost of materials and other.

Our Lubricants & Specialties segment has sales agreements with marketers and distributors that provide certain rights of return or provisions for the repurchase of products previously sold to them. Under these agreements, revenues and cost of revenues are deferred until the products have been sold to end customers. Our Lubricants & Specialties segment also has agreements that create an obligation to deliver products at a future date for which consideration has already been received and recorded as deferred revenue. This revenue is recognized when the products are delivered to the customer.

Our Midstream segment recognizes revenues as products are shipped through its pipelines and terminals and as other services are rendered. Additionally, we have certain throughput agreements that specify minimum volume requirements, whereby we bill a customer for a minimum level of shipments in the event a customer ships below its contractual requirements. If there are no future performance obligations, we recognize these deficiency payments as revenue. In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments as revenue when we do not expect that we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 30 days of the date of invoice.

Cost Classifications: Costs of products sold include the cost of crude oil, other feedstocks, blendstocks and purchased finished products, inclusive of transportation costs and environmental credit obligations. We purchase crude oil that at times exceeds the supply needs of our refineries. Quantities in excess of our needs are sold at market prices to purchasers of crude oil that are recorded on a gross basis with the sales price recorded as revenues and the corresponding acquisition cost as Cost of materials and other. Additionally, we enter into buy/sell exchanges of crude oil with certain parties to facilitate the delivery of quantities to certain locations, with such transactions being recorded as costs on a net basis. Operating expenses include direct costs of labor, maintenance materials and services, utilities and other direct operating costs. Selling, general and administrative expenses include compensation, professional services and other support costs.

Deferred Maintenance Costs: Our refinery units require regular major maintenance and repairs, which are commonly referred to as “turnarounds.” Catalysts used in certain refinery processes also require regular “change-outs.” The required frequency of the maintenance varies by unit and by catalyst, but generally occurs no less than once every five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround. Other repairs and maintenance costs are expensed when incurred. Deferred turnaround and catalyst amortization expense was $334 million, $264 million and $239 million for the years ended December 31, 2025, 2024 and 2023, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental Costs: Environmental costs are charged to Operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. We have ongoing investigations of environmental matters at various locations and routinely assess our recorded environmental obligations, if any, with respect to such matters. Liabilities are recorded when site restoration, environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and cleanup activities and are subject to periodic adjustments based on currently available information. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in Other assets to the extent such recoveries are considered probable.

Defined Contribution Plans: We have defined contribution plans that cover substantially all qualified employees in the U.S., Canada and the Netherlands. Our contributions are based on an employee’s eligible compensation and years of service. We also partially match our employees’ contributions. We expensed $92 million, $86 million and $81 million for the years ended December 31, 2025, 2024 and 2023, respectively, in connection with these plans.

Contingencies: We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. We accrue for contingencies when it is probable that a loss has occurred and when the amount of that loss is reasonably estimable. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Foreign Currency Translation: Assets and liabilities recorded in foreign currencies are translated into U.S. dollars using exchange rates as of the balance sheet date. Revenue and expense accounts are translated using the weighted-average exchange rates during the period presented. Foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive loss.

We have intercompany notes that were issued to fund certain of our foreign businesses. Remeasurement adjustments resulting from the conversion of such intercompany financing amounts into functional currencies are recorded as gains or losses as a component of Other income (expense), net on our consolidated statements of income. Such adjustments are recorded in Corporate and Other rather than a reportable segment. See Note 19 for additional information on our segments.

Income Taxes: Provisions for income taxes include deferred taxes resulting from temporary differences between income for financial and tax purposes, using the liability method of accounting for income taxes. The liability method requires the effect of tax rate changes on deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized. We account for U.S. tax on global intangible low-taxed income in the period in which it is incurred.

Potential interest and penalties related to income tax matters are recognized in Income tax expense (benefit). We believe we have the appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Income tax effects that are held in Accumulated other comprehensive loss are released into Retained earnings, when applicable, on an individual item basis as those items are reclassified into income.

Inventory Repurchase Obligations: We periodically enter into same-party sell/buy transactions, whereby we sell certain refined product and RINs inventory and subsequently repurchase the inventory in order to facilitate delivery to certain locations and manage our compliance obligations. Such sell/buy transactions are accounted for as inventory repurchase obligations and are financing arrangements, with proceeds received under the initial sale recognized as inventory repurchase obligations that are subsequently reversed when the inventory is repurchased. For the years ended December 31, 2025, 2024 and 2023, we received proceeds of $129 million, $26 million and $26 million, respectively, and subsequently repaid $131 million, $27 million and $27 million, respectively, under these sell/buy transactions.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounting Pronouncements (Recently Adopted): In December 2023, Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” was issued. ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid by jurisdiction. We adopted this standard effective January 1, 2025. The adoption resulted in additional disclosures in Note 15 but did not affect our financial position or our results of operations.

Accounting Pronouncements (Not Yet Adopted): In November 2024, ASU 2024-03, “Disaggregation of Income Statement Expenses” was issued. ASU 2024-03 requires companies to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

In July 2025, ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” was issued offering a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. we do not expect this ASU to have a material impact on our consolidated financial statements and disclosures

In September 2025, ASU 2025-06, “Internal-Use Software” was issued amending guidance related to the accounting for internal-use software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this guidance on the consolidated financial statements.

NOTE 2:Leases

Lessee
We have operating and finance leases for land, buildings, pipelines, storage tanks, transportation and other equipment for our operations. Our leases have remaining terms of one to 54 years, some of which include options to extend the leases for up to 10 years. Certain of our leases for pipeline assets include provisions for variable payments that are based on a measure of throughput and provisions that allow the lessor to adjust the rate per barrel periodically over the life of the lease. These variable costs are not included in the initial measurement of ROU assets and lease liabilities.

The following table presents the amounts and locations of our operating and finance leases recorded on our consolidated balance sheets:

	December 31,
	2025	2024

	(In millions)
Operating leases:
Operating lease right-of-use assets	$349	$355

Operating lease liabilities	85	77
Noncurrent operating lease liabilities	289	301
Total operating lease liabilities	$374	$378

Finance leases:
Properties, plants and equipment, at cost	$124	$115
Less: accumulated amortization	(41)	(37)
Properties, plants and equipment, net	$83	$78

Accrued liabilities	$14	$11
Other long-term liabilities	75	71
Total finance lease liabilities	$89	$82

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2025	2024

Weighted-average remaining lease term (in years):
Operating leases	8.6	9.2
Finance leases	7.3	8.1

Weighted-average discount rate:
Operating leases	5.6%	5.6%
Finance leases	6.3%	6.1%

The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Operating lease expense	$109	$131	$121
Finance lease expense:
Amortization of ROU assets	14	12	13
Interest on lease liabilities	5	5	3
Variable lease cost	4	13	13
Total lease expense	$132	$161	$150

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106	$130	$128
Operating cash flows from finance leases	$5	$5	$3
Financing cash flows from finance leases	$11	$11	$12

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$84	$126	$103
Finance leases	$19	$8	$38

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2025, minimum future lease payments of our operating and finance lease obligations were as follows:

	Operating	Finance

	(In millions)
2026	$100	$18
2027	77	16
2028	51	16
2029	38	14
2030	33	12
Thereafter	199	35
Future minimum lease payments	498	111
Less: imputed interest	(124)	(22)
Total lease obligations	374	89
Less: current obligations	(85)	(14)
Long-term lease obligations	$289	$75

Lessor
Our consolidated statements of income reflect lease revenue recognized by our midstream operations for contracts with third parties in which we are the lessor.

Substantially all of the assets supporting contracts that meet the definition of a lease have long useful lives, and we believe these assets will continue to have value when the current agreements expire as a result of our risk management strategy to protect the residual fair value of the underlying assets by performing ongoing maintenance during the lease term.

Lease income recognized was as follows:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Operating lease revenues	$17	$17	$17
Sales-type lease interest income	$2	$2	$2
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$1	$2	$1

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Annual minimum undiscounted lease payments for third-party contracts for which we were the lessor as of December 31, 2025, were as follows:

	Operating	Sales-Type

	(In millions)
2026	$14	$2
2027	14	2
2028	13	2
2029	13	2
2030	2	2
Thereafter	—	10
Total lease payment receipts	$56	20
Less: imputed interest		(4)
Lease receivables		$16

Net investment in sales-type leases, which is recorded in Intangibles and other on our consolidated balance sheets, was composed of the following:

	December 31,
	2025	2024

	(In millions)
Lease receivables	$16	$17
Unguaranteed residual assets	16	16
Net investment in leases	$32	$33

NOTE 3:Cushing Connect Joint Venture

We, through our wholly owned subsidiary HEP Cushing LLC (“HEP Cushing”), own a 50% interest in Cushing Connect Pipeline & Terminal LLC (“Cushing Connect”), a joint venture with Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”). Cushing Connect consists of (i) a 160,000 barrels per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connects the Cushing, Oklahoma crude oil hub to our Tulsa Refineries, and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect Terminal”).

Cushing Connect entered into contracts with an affiliate of HEP, a subsidiary of HF Sinclair, to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect was generally shared proportionately among the partners.

Cushing Connect and its two subsidiaries (the “Cushing Connect Entities”) are VIEs under GAAP because they lack sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and we have the ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

With the exception of the assets of HEP Cushing, creditors of the Cushing Connect Entities have no recourse to our assets. Any recourse to HEP Cushing would be limited to the extent of HEP Cushing’s assets, which, other than its investment in Cushing Connect, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Entities. The most significant assets of Cushing Connect and the Cushing Connect Pipeline that are available to settle only their obligations, and their most significant liabilities, for which creditors do not have recourse to our general credit, were as follows:

	December 31,
	2025	2024

	(In millions)
Cash and cash equivalents	$1	$5
Properties, plants and equipment, at cost	103	103
Less: accumulated depreciation	(15)	(12)
	88	91
Intangibles and other	28	30

NOTE 4:Revenues

Substantially all revenue-generating activities relate to sales of refined products and excess crude oil inventories at market prices (variable consideration) under contracts with customers. Additionally, we have revenues attributable to our logistics services provided under petroleum product and crude oil pipeline transportation, processing, storage and terminalling agreements with third parties.

Disaggregated revenues were as follows:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Revenues by type:
Refined product revenues:
Transportation fuels (1)	$20,934	$22,235	$24,582
Lubricants and specialty products (2)	2,307	2,429	2,521
Asphalt, fuel oil and other products (3)	1,426	1,932	2,167
Total refined product revenues	24,667	26,596	29,270
Excess crude oil revenues (4)	1,335	1,570	2,147
Transportation and logistic services	121	107	118
Other revenues (5)	746	307	429
Total sales and other revenues	$26,869	$28,580	$31,964

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Refined product revenues by market: (6)
United States:
Mid-Continent	$8,999	$9,710	$10,756
Southwest	3,536	4,213	4,056
Rocky Mountains	5,314	5,781	6,916
Northwest	4,768	4,746	5,296
Northeast	820	836	959
Canada	964	1,047	1,022
Other	266	263	265
Total refined product revenues	$24,667	$26,596	$29,270
(1)Transportation fuels revenues are attributable to our: (i) Refining segment wholesale gasoline, diesel and jet fuel, (ii) Marketing segment branded gasoline and diesel fuel and (iii) Renewables segment renewable diesel fuel.
(2)Lubricant and specialty products consist of finished lubricants, specialty fluids, waxes, base oils, and other by-products.
(3)Asphalt, fuel oil and other products revenues are attributable to the Refining and Lubricants & Specialties segments.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that occasionally exceed our refineries’ supply needs.
(5)Other revenues are principally attributable to our Refining, Marketing and Lubricants & Specialties segments. During the year ended December 31, 2025, other revenues included $430 million in RIN sales.
(6)Revenues are allocated to markets based on the location where the sale originated.

As of December 31, 2025, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2035. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	2026	2027	2028	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	36	29	21	10	96
Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals, resulting in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of December 31, 2025 are presented below:

Contractual Minimum	2026	2027	2028	Thereafter	Total

	(In millions)
Midstream operations revenues	$22	$22	$22	$43	$109

For the year ended December 31, 2025, no customers accounted for 10% or more of our total annual revenues. For the years ended December 31, 2024 and 2023, we had one customer, Shell, together with certain of its affiliates, that accounted for 10% or more of our total annual revenues at approximately 11% and 12%, respectively, which were primarily generated through our Refining segment operations.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Loss on sale of equity method investment (1)	$(47)	$—	$—
Loss on early extinguishment of debt	(24)	—	—
Gain on foreign currency transactions	5	—	3
Gain on sale of assets and other	13	15	27
Other income (expense), net	$(53)	$15	$30
(1)During the year ended December 31, 2025, we assigned certain of our equity ownership interests to other parties, including our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the termination of certain future commitments.

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

The carrying amounts of derivative instruments, certain financing arrangements and environmental credit obligations as of December 31, 2025 and 2024 were as follows:

	Carrying Amount	Fair Value by Input Level
		Level 1	Level 2	Level 3

	(In millions)
December 31, 2025
Assets:
Commodity forward contracts	$5	$—	$5	$—
Total assets	$5	$—	$5	$—

Liabilities:
Commodity forward contracts	$5	$—	$5	$—
Financing arrangements - precious metals	94	—	96	—
Foreign currency forward contracts	6	—	6	—
Environmental credit obligations	46	—	46	—
Total liabilities	$151	$—	$153	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Carrying Amount	Fair Value by Input Level
		Level 1	Level 2	Level 3

	(In millions)
December 31, 2024
Assets:
Commodity forward contracts	$1	$—	$1	$—
Foreign currency forward contracts	18	—	18	—
Total assets	$19	$—	$19	$—

Liabilities:
NYMEX futures contracts	$1	$1	$—	$—
Commodity forward contracts	1	—	1	—
Financing arrangements - precious metals	31	—	31	—
Environmental credit obligations	10	—	10	—
Total liabilities	$43	$1	$42	$—

Level 1 Fair Value Measurements: Our futures contracts based on New York Mercantile Exchange (“NYMEX”) pricing are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements: Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of our precious metals catalyst financing arrangements discussed in Note 13 is computed using quoted forward commodity prices, a Level 2 input. The fair value of foreign currency forward contracts is derived using market quotes for similar types of instruments, a Level 2 input. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

See Note 14 for additional information on derivative instruments and hedging activities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7:Earnings Per Share

Basic earnings per share is calculated as Net income attributable to HF Sinclair stockholders, adjusted for participating securities’ share in earnings divided by the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the dilutive effect of the incremental shares resulting from certain share-based awards. Anti-dilutive shares were immaterial for all periods presented.

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income attributable to HF Sinclair stockholders:

	Years Ended December 31,
	2025	2024	2023

	(In millions, except share and per share data)
Net income attributable to HF Sinclair stockholders	$579	$177	$1,590
Less: participating securities’ share in earnings (1)	(5)	(2)	(14)
Net income attributable to common shares	$574	$175	$1,576

Average number of common shares outstanding (in thousands):
Basic	186,465	192,073	190,035
Diluted	186,465	192,073	190,035

Basic earnings per share	$3.08	$0.91	$8.29
Diluted earnings per share	$3.08	$0.91	$8.29
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

The stock-based compensation expense and associated tax benefit were as follows:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Compensation expense:
Restricted stock units	$22	$18	$30
Performance stock units	12	4	12
Total compensation expense	$34	$22	$42

Tax benefit recognized on compensation expense	$8	$5	$10

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock Units
Under the 2020 Plan, we grant certain officers and other key employees restricted stock unit awards, which are payable in stock or cash and generally vest over a period of three years. Restricted stock unit award recipients have the right to receive dividends; however, restricted stock units do not have any other rights of absolute ownership. Upon vesting, restrictions on the restricted stock units lapse at which time they convert to common shares or cash. In addition, we grant non-employee directors restricted stock unit awards, which typically vest over a period of one year and are payable in stock. The fair value of each restricted stock unit award is measured based on the grant date market price of our common shares and is amortized over the respective vesting period. We account for forfeitures on an estimated basis.

A summary of restricted stock units activity during the year ended December 31, 2025 is presented below:

Restricted Stock Units	Grants	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2025	951,690	$54.23
Granted	460,866	$54.84
Vested	(396,474)	$39.03
Forfeited	(38,582)	$48.40
Outstanding at December 31, 2025	977,500	$60.91

As of December 31, 2025, there was $31 million of total unrecognized compensation cost related to unvested restricted stock unit grants. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The following table reflects activity related to our restricted stock units:

	Years Ended December 31,
Restricted Stock Unit Activity	2025	2024	2023

Grant date fair value of vested units (in millions)	$15	$16	$21
Weighted-average grant date fair value per granted unit	$54.84	$42.36	$52.59
Cash paid for settlement of awards on vesting date (in millions)	$1	$1	$4
Restricted stock units settled in cash	22,607	24,065	71,589

Performance Share Units
Under the 2020 Plan, we grant certain officers and other key employees performance share units, which are payable in stock or cash upon meeting certain criteria over the service period, and generally vest at the end of a three year period. Under the terms of our performance share unit grants, awards are subject to “financial performance” and “market performance” criteria. Financial performance is based on our financial performance compared to a peer group of independent refining companies, while market performance is based on the relative standing of total stockholder return achieved by HF Sinclair compared to peer group companies. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts. Holders of performance share units have the right to receive dividend equivalents and other distributions with respect to such performance share units based on the target level of payout. Awards subject to financial performance are amortized over the vesting period and are reevaluated periodically based on the probability of achievement of the performance conditions. The grant date fair value of awards subject to market performance are estimated based on a Monte Carlo simulation model and are amortized over the vesting period.

A summary of performance share units activity during the year ended December 31, 2025 is presented below:

Performance Share Units	Grants	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2025	622,427	$59.60
Granted	258,235	$59.90
Vested	(125,146)	$73.27
Outstanding at December 31, 2025	755,516	$57.44

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, 2025, there was $24 million of total unrecognized compensation cost related to non-vested performance share units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table reflects activity related to our performance share units:

	Years Ended December 31,
Performance Share Units Activity	2025	2024	2023

Grant date fair value of vested units (in millions)	$9	$3	$7
Weighted-average grant date fair value per granted unit	$59.90	$49.90	$67.73
Cash paid for settlement of awards on vesting date (in millions)	$—	$—	$1
Performance stock units settled in cash	—	2,724	23,587

NOTE 9:Inventories

Inventories consist of the following components:

	December 31,
	2025	2024

	(In millions)
Crude oil	$874	$799
Other raw materials and unfinished products (1)	709	656
Finished products (2)	1,337	1,329
Lower of cost or market reserve	(706)	(289)
Crude oil and refined products	2,214	2,495

Process chemicals (3)	54	43
Repairs and maintenance supplies and other (4)	305	260
Materials, supplies and other	359	303
Total inventories	$2,573	$2,798
(1)Other raw materials and unfinished products include feedstocks and blendstocks, other than crude oil.
(2)Finished products include gasolines, jet fuels, diesels, renewable diesels, lubricants, asphalts, LPGs and residual fuels.
(3)Process chemicals include additives and other chemicals.
(4)Repairs and maintenance supplies and other include environmental credits.

Our Refining and Renewables segment inventories are valued at the lower of LIFO cost or market based on market conditions at that time. The following table summarizes the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2022	$—	$61	$61
Lower of cost or market inventory valuation adjustments	221	50	271
Balance at December 31, 2023	$221	$111	$332

Lower of cost or market inventory valuation adjustments	(32)	(11)	(43)
Balance at December 31, 2024	$189	$100	$289

Lower of cost or market inventory valuation adjustments	415	2	417
Balance at December 31, 2025	$604	$102	$706

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10:Properties, Plants and Equipment

The components of properties, plants and equipment are as follows:

	December 31,
	2025	2024

	(In millions)
Land, buildings and improvements	$814	$790
Refining facilities	7,041	6,793
Pipelines and terminals	2,402	2,356
Transportation vehicles	44	42
Other fixed assets	690	640
Construction in progress	401	310
Properties, plants and equipment, at cost	11,392	10,931
Less: accumulated depreciation	(4,859)	(4,373)
Properties, plants and equipment, net	$6,533	$6,558

We capitalized interest attributable to construction projects of $5 million for the year ended December 31, 2025, and $4 million for both of the years ended December 31, 2024 and 2023.

Depreciation expense was $515 million, $509 million and $474 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 11: Goodwill, Intangibles and Long-lived Assets

Goodwill
As of December 31, 2025, our goodwill balance was $2,978 million. The carrying amount of our goodwill may fluctuate from period to period due to the effects of foreign currency translation adjustments on goodwill assigned to our Lubricants & Specialties segment.

The following is a summary of our goodwill balance by segment:

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Total

	(In millions)
Balance at December 31, 2023	$1,977	$159	$164	$246	$432	$2,978
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Balance at December 31, 2024	$1,977	$159	$164	$245	$432	$2,977
Foreign currency translation adjustment	—	—	—	1	—	1
Balance at December 31, 2025	$1,977	$159	$164	$246	$432	$2,978

The following consists of goodwill gross amounts and accumulated impairment charges as of December 31, 2025:

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Total

Balance at December 31, 2025	(In millions)
Goodwill	$2,286	$159	$164	$481	$432	$3,522
Accumulated impairment losses	(309)	—	—	(235)	—	(544)
Total Goodwill	$1,977	$159	$164	$246	$432	$2,978

No impairment of goodwill was recognized during the years ended December 31, 2025 and 2024, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangibles
The carrying amounts of our intangible assets presented in Intangibles and other on our consolidated balance sheets are as follows:

		December 31,
	Useful Life	2025	2024

		(In millions)
Customer relationships	4 - 20 years	$349	$345
Transportation agreements	30 years	60	60
Trademarks, patents and other	6 - 20 years	262	257
		671	662
Less: accumulated amortization		(370)	(311)
Total intangibles, net		$301	$351

Amortization expense was $55 million for each of the years ended December 31, 2025, 2024 and 2023.

Estimated future amortization expense related to intangible assets at December 31, 2025 is as follows:

Estimated Future Amortization Expense for Year Ended December 31:	(In millions)

2026	$47
2027	41
2028	34
2029	34
2030	34
Thereafter	111
Total	$301

Long-lived Assets
Long-lived assets, defined as properties, plants, and equipment, net, Operating lease right-of-use assets, Turnaround costs and other tangible assets, are primarily located in the United States. Total long-lived assets were $8,155 million and $8,131 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, 93% of our long-lived assets were located in the United States. Long-lived assets located outside of the United States were immaterial and no individual foreign country represented a material portion of our long-lived assets.

Asset impairments were $3 million during the year ended December 31, 2025. During the year ended December 31, 2024, we incurred asset impairment charges totaling $17 million, primarily related to certain logistics assets in our Midstream segment and other assets in our Refining segment. No impairment charges were recorded for the year ended December 31, 2023.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12:    Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2025	2024

	(In millions)
Precious metal financing	$94	$32
Wage and other employee-related liabilities	88	85
Accrued interest expense	65	38
Environmental credit obligations	64	17
Accrued taxes other than income	27	28
Environmental liabilities (1)	22	27
ROU financing lease liabilities	14	11
Derivatives	11	2
Other	108	137
Total accrued liabilities	$493	$377

Other long-term liabilities consist of the following:

	December 31,
	2025	2024

	(In millions)
Environmental liabilities (1)	$167	$163
ROU financing lease liabilities	75	71
Asset retirement obligations	68	66
Other	168	141
Total other long-term liabilities	$478	$441
(1)Environmental liability accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Environmental liabilities are recorded when a loss is considered probable and can be reasonably estimated, and may be adjusted as additional information becomes available. Environmental remediation expenses were $14 million, $14 million and $27 million for the years ended December 31, 2025, 2024 and 2023, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 13:    Debt

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

As of December 31, 2025, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

Senior Notes Offering, Tender Offers and Redemptions
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

We used a portion of the funds from the January HFS Notes to complete the early settlement of cash tender offers and redemptions for $996 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$643	$650
6.375% Senior Notes	April 2027	150	153
		793	803
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	203	205
Total		$996	$1,008
Additionally, we used a portion of the net proceeds from the January HFS Notes offering to repay the $350 million under the Terminated HEP Credit Agreement due 2025.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We used a portion of the funds from the HF Sinclair 5.500% Senior Notes to complete the early settlement of cash tender offers and redemptions for $404 million in aggregate principal amount as follows:

	Maturity Date	Aggregate Principal Amount Accepted	Purchase Price Including Premium

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$154	$155
6.375% Senior Notes	April 2027	250	253
Total		$404	$408

We recognized an early extinguishment loss of $23 million, inclusive of unamortized discount and debt issuance costs, as a result of the tender offers and redemptions for the year ended December 31, 2025.

Senior Notes
Our unsecured senior notes and unsubordinated obligations rank equally with all future unsecured and unsubordinated indebtedness.

We may, from time to time, seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and depends on prevailing market conditions, our liquidity requirements and other factors.

HF Sinclair Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the year ended December 31, 2025, we received proceeds of $30 million and made principal payments of $6 million related to such arrangements. The volume of the precious metals catalyst and the interest rate are fixed over the term of each agreement, and the payments are recorded as Interest expense. Upon maturity of the financing arrangements, we must either extend the maturity or satisfy the obligation at fair market value, which is considered an embedded derivative as discussed in Note 14. These financing arrangements are measured at fair value and are included in Accrued liabilities on our consolidated balance sheets. See Note 6 for additional information.

Certain inventory buy/sell arrangements in which we have a repurchase obligation are recognized as financing arrangements. During the year ended December 31, 2025, we received cash proceeds and made principal payments of $103 million related to these financing arrangements.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At December 31, 2025, we had letters of credit totaling a nominal amount under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	December 31, 2025	December 31, 2024

		(In millions)
HF Sinclair Senior Notes:
5.875% Senior Notes	April 2026	$—	$797
6.375% Senior Notes	April 2027	—	400
5.000% Senior Notes	February 2028	499	499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	—
5.500% Senior Notes	September 2032	500	—
6.250% Senior Notes	January 2035	750	—
		2,724	2,021
HollyFrontier Senior Notes:
5.875% Senior Notes	April 2026	—	203
4.500% Senior Notes	October 2030	75	75
		75	278
HEP Senior Notes:
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,800	2,300

Terminated HEP Credit Agreement	July 2025	—	350
Terminated HF Sinclair Credit Agreement	April 2026	—	—
HF Sinclair Credit Agreement	April 2030	—	—
Total Credit Agreements		—	350

Total debt at face value		2,800	2,650
Unamortized discount and debt issuance costs		(31)	(12)
Total debt		2,769	2,638
Current debt		—	(350)
Long-term debt		$2,769	$2,288
(1)As of December 31, 2025 and 2024, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	December 31,
	2025	2024

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,858	$2,284

These fair values are based on a Level 2 inputs. See Note 6 for additional information on Level 2 inputs.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Principal maturities of outstanding debt as of December 31, 2025 are as follows:

Years Ending December 31:	(In millions)

2026	$—
2027	—
2028	500
2029	—
2030	400
Thereafter	1,900
Total	$2,800

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

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations in intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

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

We did not have any effective cash flow hedges in place or any unrealized gains/losses recognized in Accumulated other comprehensive loss as of December 31, 2025 and 2024.

Realized gains and losses reclassified from accumulated other comprehensive loss into earnings due to settlements and maturities of hedging instruments under hedge accounting were nominal for the years ended December 31, 2025, 2024 and 2023.

Economic Hedges
We periodically enter into commodity contracts, including certain futures contracts based on NYMEX pricing, to lock in prices on forecasted inventory purchases and sales. We periodically enter into basis swap contracts to mitigate exposure to natural gas price volatility. We periodically enter into forward purchase and sale contracts to lock in basis spread differentials on forecasted crude oil purchases and refined product sales, and forward purchase or sale price of crude oil and refined products. We periodically use collar contracts to mitigate exposure to natural gas price volatility; these contracts serve as economic hedges (derivatives used for risk management but not designated as accounting hedges). We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals catalyst financing arrangements discussed in Note 13 could require repayment under certain conditions based on the maturity date pricing of the precious metals, resulting in an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the pre-tax effect on Net income due to maturities and fair value adjustments of our economic hedges:

Gain (Loss) Recognized in Net Income	Statements of Income Classification	Years Ended December 31,
		2025	2024	2023

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$12	$(8)	$10
	Operating expenses	—	(4)	(21)
	Interest expense	(44)	3	2
Foreign currency contracts	Other income (expense), net	(12)	33	(7)
	Total	$(44)	$24	$(16)

As of December 31, 2025, we have the following notional amounts related to outstanding derivative instruments (all maturing in 2026):

	Total Outstanding Notional	Unit of Measure

Derivatives not designated as cash flow hedging instruments:
NYMEX futures (WTI) - short	979,000	Barrels
Commodity forward contracts - long	1,371,000	Barrels
Commodity forward contracts - short	1,191,000	Barrels
Foreign currency forward contracts	522,000,000	Canadian dollar
Forward platinum contracts (1)	46,549	Troy ounces
(1)Represents an embedded derivative within our precious metals catalyst financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 for additional information on these financing arrangements.

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

	(In millions)
December 31, 2025
Derivatives not designated as cash flow hedging instruments:
Commodity forward contracts - long	$3	$—	$3	$2	$—	$2
Commodity forward contracts - short	2	—	2	3	—	3
Financing arrangements - precious metals embedded derivative	—	—	—	33	—	33
Foreign currency forward contracts	—	—	—	6	—	6
	$5	$—	$5	$44	$—	$44

Total net balance			$5			$44

Balance sheet classification:	Prepayments and other		$5	Accrued liabilities		$44

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

	(In millions)
December 31, 2024
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$1	$—	$1
Commodity forward contracts - long	—	—	—	1	—	1
Commodity forward contracts - short	1	—	1	—	—	—
Financing arrangements - precious metals embedded derivative	—	—	—	—	(8)	(8)
Foreign currency forward contracts	18	—	18	—	—	—
	$19	$—	$19	$2	$(8)	$(6)

Total net balance			$19			$(6)

Balance sheet classification:	Prepayments and other		$19	Accrued liabilities		$(6)

NOTE 15:Income Taxes

The U.S. and foreign components of Income before income tax expense are as follows:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
U.S.	$686	$129	$1,968
Foreign	46	89	185
Total	$732	$218	$2,153

The provision for Income tax expense (benefit) is comprised of the following:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Current:
Federal	$123	$26	$180
State	17	12	24
Foreign	(1)	45	45
Deferred:
Federal	14	(34)	155
State	(10)	(8)	31
Foreign	3	(7)	7
Total income tax expense	$146	$34	$442

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The statutory federal income tax rate applied to pre-tax book income reconciles to income tax expense as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent (2)	Amount	Percent (2)	Amount	Percent (2)

	(In millions)
Tax computed at statutory rate	$154	21.0%	$46	21.0%	$452	21.0%
State income taxes, net of federal tax benefit (1)	5	0.7	3	1.4	44	2.0
Foreign tax effects:
Canada:
Statutory tax rate difference between Canada and U.S.	—	—	(5)	(2.3)	(11)	(0.5)
Canadian withholding taxes	5	0.7	5	2.3	5	0.2
Provincial taxes	(1)	(0.1)	10	4.6	21	1.0
Cyprus:
Statutory tax rate difference between Cyprus and U.S.	(3)	(0.4)	(3)	(1.4)	(3)	(0.1)
Foreign tax credit	(4)	(0.5)	(4)	(1.8)	(4)	(0.2)
Netherlands:
Changes in valuation allowances	3	0.4	4	1.8	1	—
Other foreign jurisdictions	(9)	(1.2)	1	0.5	4	0.2
Effect of cross-border tax laws	—	—	1	0.5	2	0.1
Nontaxable or nondeductible items:
Nontaxable renewable fuel incentives	(7)	(1.0)	(51)	(23.4)	(43)	(2.0)
Fines and penalties	—	—	8	3.7	—	—
Tax benefit on equity investment dividends received	(4)	(0.5)	(3)	(1.4)	(2)	(0.1)
Other	9	1.1	4	1.8	1	0.1
Noncontrolling interest in net income	(2)	(0.3)	(2)	(0.9)	(25)	(1.2)
Changes in unrecognized tax benefits	—	—	20	9.2	—	—
Income tax expense	$146	19.9%	$34	15.6%	$442	20.5%
(1)State income taxes, net of federal tax benefit largely consists of expense from New Mexico, Kansas, Oklahoma and Colorado.
(2)Due to rounding of reported numbers, some amounts may not calculate exactly.

Income taxes paid, net of refunds consist of the following:

	Years Ended December 31,
	2025	2024	2023

	(In millions)
Federal	$43	$86	$175
State and local:
Oregon	*	10	*
Kansas	(5)	(12)	*
Other	4	(3)	47
Total state and local	$(1)	$(5)	$47
Foreign:
Canada	11	31	28
Other	(2)	(2)	1
Total foreign	$9	$29	$29
Income taxes paid, net of refunds	$51	$110	$251
*    Income taxes paid, net of refunds does not meet disaggregation threshold.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Assets	Liabilities	Total

	(In millions)
Deferred income taxes:
Properties, plants, equipment and intangibles (due primarily to tax in excess of book depreciation)	$—	$(1,183)	$(1,183)
Lease obligation	112	—	112
Accrued employee benefits	23	—	23
Accrued post-retirement benefits	11	—	11
Accrued environmental costs	41	—	41
Inventory differences	—	(59)	(59)
Deferred turnaround costs	—	(208)	(208)
Net operating loss and tax credit carryforwards	42	—	42
Valuation allowance	(10)	—	(10)
Other	—	(9)	(9)
Total	$219	$(1,459)	$(1,240)

	December 31, 2024
	Assets	Liabilities	Total

	(In millions)
Deferred income taxes:
Properties, plants, equipment and intangibles (due primarily to tax in excess of book depreciation)	$—	$(1,174)	$(1,174)
Lease obligation	114	—	114
Accrued employee benefits	22	—	22
Accrued post-retirement benefits	10	—	10
Accrued environmental costs	41	—	41
Inventory differences	—	(159)	(159)
Deferred turnaround costs	—	(185)	(185)
Net operating loss and tax credit carryforwards	116	—	116
Interest Limitation under 163(j)	19	—	19
Valuation allowance	(14)	—	(14)
Other	—	(14)	(14)
Total	$308	$(1,532)	$(1,224)

We have tax benefits attributable to net operating losses of $18 million in the Netherlands that can be carried forward indefinitely and tax benefits attributable to net operating losses in Luxembourg of $14 million that can be carried forward 17 years and begin expiring in 2036. We have reflected a valuation allowance of $10 million in 2025 and $14 million in 2024 with respect to net operating carryforwards that primarily relate to losses in the Netherlands, China and Luxembourg. Additionally we have state income tax credits of $6 million that will begin expiring in 16 years.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2025	2024	2023

		(In millions)
Balance at January 1	$24	$1	$1
Additions for tax positions related to prior years	—	23	—
Reductions for tax positions related to prior years	(2)	—	—
Balance at December 31	$22	$24	$1

At December 31, 2025, 2024 and 2023, there were $23 million, $24 million and $1 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

We are subject to U.S. and Canadian federal income tax as well as multiple other state and local jurisdictions. The Company is currently under audit with the Internal Revenue Service for the tax years 2020 and 2021, and under audit with the Canada Revenue Agency for the tax years 2018, 2019, 2020 and 2021.

NOTE 16:Stockholders’ Equity

On May 7, 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Company, LLC and its affiliate REH Advisors Inc. (together, “REH”) are also authorized under the 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

The following table presents total open market and privately negotiated purchases of shares under our share repurchase programs for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024

	(In millions, except share data)
Number of shares repurchased (1)	6,908,293	11,944,177
Cash paid for shares repurchased	$340	$664
(1)During the years ended December 31, 2025 and 2024, 3,345,857 and 7,864,761 shares, respectively, were repurchased for $174 million and $456 million, respectively, pursuant to privately negotiated repurchases from REH.
During the years ended December 31, 2025, 2024 and 2023, we withheld 145,776, 181,841 and 332,741 shares, respectively, of our common stock from certain employees in the amounts of $8 million, $9 million and $18 million, respectively. These withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

On February 18, 2026, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share, payable on March 12, 2026, to holders of record of common stock on March 2, 2026.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 17:Other Comprehensive Income (Loss)

The components and allocated tax effects of other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Year Ended December 31, 2025
Net change in foreign currency translation adjustment	$34	$7	$27
Net change in pension and other post-retirement benefit obligations	(7)	(1)	(6)
Other comprehensive income attributable to HF Sinclair stockholders	$27	$6	$21

Year Ended December 31, 2024
Net change in foreign currency translation adjustment	$(42)	$(9)	$(33)
Net change in pension and other post-retirement benefit obligations	(3)	(1)	(2)
Other comprehensive loss attributable to HF Sinclair stockholders	$(45)	$(10)	$(35)

Year Ended December 31, 2023
Net change in foreign currency translation adjustment	$13	$3	$10
Other comprehensive income attributable to HF Sinclair stockholders	$13	$3	$10

Reclassifications out of accumulated other comprehensive loss and into the consolidated statements of income were nominal for the years ended December 31, 2025, 2024 and 2023.

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	Years Ended December 31,
	2025	2024

	(In millions)
Foreign currency translation adjustment	$(30)	$(57)
Unrealized gain on post-retirement benefit obligations	4	10
Accumulated other comprehensive loss	$(26)	$(47)

NOTE 18:Commitments and Contingencies

We are a party to various litigation and legal proceedings in the ordinary course of business that we believe, based on advice of counsel, will not either individually or in the aggregate have a material adverse effect on our financial condition, results of operations or cash flows.

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

In addition, for both the 2016 and 2018 compliance years, pursuant to the June 2022 and April 2022 decisions, the EPA established an alternative compliance demonstration for small refineries pursuant to which the EPA is not imposing any obligations for the small refineries whose exemptions were reversed. On June 24, 2022, Growth Energy filed two lawsuits in the DC Circuit against the EPA, challenging the alternative compliance demonstration for the 2016 and 2018 compliance years. On July 25, 2022, certain of our subsidiaries intervened on behalf of the EPA to aid the defense of the EPA’s alternative compliance demonstration.

On July 26, 2024, the DC Circuit issued a favorable decision vacating the EPA’s denial of all of our small refinery exemption petitions, finding the denial to be unlawful. The DC Circuit remanded the small refinery exemption petitions to the EPA for new determination. The DC Circuit also upheld the alternative compliance demonstration and denied Growth Energy’s challenge.

On August 22, 2025, the EPA granted, in whole or in part, small refinery exemption petitions for our Woods Cross Refinery, our Cheyenne Refinery, our refinery in Casper, Wyoming (the “Casper Refinery”), and our refinery in Sinclair, Wyoming (the “Parco Refinery”) for various compliance years from 2019 to 2024. The EPA also denied, in whole or in part, small refinery exemption petitions for the Cheyenne Refinery, the Woods Cross Refinery, the Casper Refinery, and the Parco Refinery for various compliance years from 2019 to 2024.

In October 2025, certain of our subsidiaries filed lawsuits in the DC Circuit to overturn the EPA’s August 2025 denials and other actions.

On November 7, 2025, the EPA granted in whole small refinery exemption petitions for our refinery in Tulsa, Oklahoma (the “Tulsa East Refinery”) for compliance years 2023 and 2024. The EPA also granted partial exemptions for 12 small refinery exemption petitions from other refining companies and denied two petitions. On December 11, 2025, the Renewable Fuels Association filed a lawsuit in the DC Circuit to overturn the EPA’s November 2025 grants. On January 8, 2026, the DC Circuit consolidated the Renewable Fuels Association’s lawsuit with ours and other petitioners’ lawsuits regarding the EPA’s August 2025 exemption decisions. On January 12, 2026, certain of our subsidiaries filed a motion to intervene in the lawsuit to defend the EPA’s grant of our small refinery exemption petitions.

These lawsuits remain pending, and we are unable to estimate the costs we may incur, if any, at this time.

In January 2026, a fuel‑contamination incident at one of our product terminals in Colorado impacted certain of our branded and unbranded customers. We are currently unable to estimate the costs we may incur related to this incident at this time.

Contractual Commitments
We have various long-term agreements entered into in the normal course of business to purchase crude oil, natural gas, feedstocks and other resources to ensure we have adequate supplies to operate our refineries. The substantial majority of our purchase obligations are based on market prices or rates. These contracts expire between 2026 and 2031.

We also have long-term agreements with third parties for the transportation and storage of crude oil, natural gas and feedstocks to our refineries and for terminal and storage services that expire through 2038. Transportation and storage fees incurred under these agreements totaled $255 million, $238 million and $201 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The obligations described above are not associated with suppliers’ financing arrangements and are not reflected as liabilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 19:Segment Information

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

The Renewables segment represents the operations of our Cheyenne RDU, Artesia RDU, Sinclair RDU and the pre-treatment unit at our Artesia, New Mexico facility.

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

The Lubricants & Specialties segment includes Petro-Canada Lubricants’ production operations, located in Mississauga, Ontario, which produces lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes specialty lubricant products produced at our Tulsa Refineries that are marketed throughout North America and are distributed in Central and South America, and the operations of Red Giant Oil, one of the leading suppliers of locomotive engine oil in North America. Also, the Lubricants & Specialties segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, and Cushing Connect Pipeline & Terminal LLC, the owner of a pipeline running from Cushing, Oklahoma to Tulsa, Oklahoma, a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah terminal. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations as well as revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

Our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, evaluates the performance of our segments using segment Income from operations. The CODM uses segment Income from operations to allocate resources to each segment predominantly in the annual budgeting and forecasting process. Amounts included in Income before income taxes in our consolidated statements of income and excluded from our performance measure, Income from operations, include Other income (expense), net. Other income (expense), net includes Earnings of equity method investments, Interest income, Interest expense and other items believed to be non-operating and/or non-recurring in nature. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures. Intersegment sales are generally derived from transactions made at prevailing market rates.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies (see Note 1).

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements.

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Year Ended December 31, 2025
Sales and other revenues:
Revenues from external customers	$20,536	$551	$3,142	$2,519	$121	$—	$26,869
Intersegment revenues and other (1)	3,286	440	—	7	522	(4,255)	—
	23,822	991	3,142	2,526	643	(4,255)	26,869
Cost of sales: (2)
Cost of materials and other (3)	20,244	935	3,000	1,838	—	(4,257)	21,760
Lower of cost or market inventory valuation adjustments	415	2	—	—	—	—	417
Operating expenses	1,825	90	—	271	199	6	2,391
	22,484	1,027	3,000	2,109	199	(4,251)	24,568
Selling, general and administrative expenses (2)	219	4	40	158	7	28	456
Depreciation and amortization	548	93	29	94	74	71	909
Other operating expenses, net	8	—	—	—	—	1	9
Income (loss) from operations	$563	$(133)	$73	$165	$363	$(104)	$927
Earnings of equity method investments							33
Interest income							42
Interest expense							(217)
Other expense, net							(53)
Income before income taxes							$732

Capital expenditures	$286	$4	$46	$45	$43	$25	$449

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Year Ended December 31, 2024
Sales and other revenues:
Revenues from external customers	$21,701	$644	$3,428	$2,700	$107	$—	$28,580
Intersegment revenues and other (1)	3,639	347	—	12	537	(4,535)	—
	25,340	991	3,428	2,712	644	(4,535)	28,580
Cost of sales: (2)
Cost of materials and other (3)	22,907	910	3,319	1,977	—	(4,531)	24,582
Lower of cost or market inventory valuation adjustments	(32)	(11)	—	—	—	—	(43)
Operating expenses	1,912	100	—	254	214	4	2,484
	24,787	999	3,319	2,231	214	(4,527)	27,023
Selling, general and administrative expenses (2)	219	5	34	150	11	28	447
Depreciation and amortization	495	78	27	90	72	70	832
Other operating expenses, net	6	—	—	1	10	—	17
Income (loss) from operations	$(167)	$(91)	$48	$240	$337	$(106)	$261
Earnings of equity method investments							32
Interest income							75
Interest expense							(165)
Other income, net							15
Income before income taxes							$218

Capital expenditures	$268	$9	$52	$42	$48	$51	$470

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Year Ended December 31, 2023
Sales and other revenues:
Revenues from external customers	$24,157	$781	$4,146	$2,762	$118	$—	$31,964
Intersegment revenues and other (1)	4,516	408	—	13	466	(5,403)	—
	28,673	1,189	4,146	2,775	584	(5,403)	31,964
Cost of sales: (2)
Cost of materials and other (3)	24,042	1,081	4,051	2,009	—	(5,399)	25,784
Lower of cost or market inventory valuation adjustments	221	50	—	—	—	—	271
Operating expenses	1,879	109	—	259	189	2	2,438
	26,142	1,240	4,051	2,268	189	(5,397)	28,493
Selling, general and administrative expenses (2)	200	5	34	164	27	67	497
Depreciation and amortization	461	77	24	85	82	42	771
Income (loss) from operations	$1,870	$(133)	$37	$258	$286	$(115)	$2,203
Earnings of equity method investments							17
Interest income							94
Interest expense							(191)
Other income, net							30
Income before income taxes							$2,153

Capital expenditures	$223	$18	$28	$37	$32	$47	$385
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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the current principal executive officer and current principal financial officer of the Company, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s current principal executive officer and current principal financial officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the current principal executive officer and current principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As discussed in more detail above, the Audit Committee of our Board of Directors, with the support of external legal counsel, engaged in an assessment of certain matters relating to the Company’s disclosure processes in relation to the reporting of the Company’s financial results for the fourth quarter of 2025 and full-year 2025. The Audit Committee has completed its review and has concluded that the Company’s disclosure controls and procedures remain effective as of December 31, 2025.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2025, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements at December 31, 2025 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, at December 31, 2025, which is included herein.

Changes in Internal Controls
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

See Item 8 for “Report of the Independent Registered Public Accounting Firm.”

Item 9B. Other Information

Disclosure Pursuant to Item 5.02 of Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 24, 2026, our Board of Directors received a request from Mr. Atanas Atanasov, the Company’s Executive Vice President and Chief Financial Officer, to take a voluntary leave of absence from his duties. Our Board of Directors accepted the request and appointed Mr. Vivek Garg, the Company’s Vice President, Chief Accounting Officer and Controller, as acting Chief Financial Officer of the Company, effective as of February 24, 2026. Mr. Garg will also continue to serve in his roles as Vice President, Chief Accounting Officer and Controller.

Mr. Garg, age 51, currently serves as our Vice President, Chief Accounting Officer and Controller. Mr. Garg joined the Company in July 2024. Prior to joining our company, Mr. Garg served as Head, SEC, External Reporting and Controls, Global of Newmont Corporation (“Newmont”), a New York Stock Exchange (“NYSE”) listed gold mining company and producer of copper, silver, zinc and lead, a position he had held since October 2023. Prior to then, he served as Group Executive, Assistant Controller from December 2021 to October 2023, and Senior Director, Assistant Controller from November 2018 to December 2021. Prior to joining Newmont, Mr. Garg held the positions of Deputy Controller, Technical Accounting & Reporting, and Director, Technical Accounting at Andeavor (now Marathon Petroleum Corp.), which was a NYSE listed integrated marketing, logistics and refining company, from June 2015 to November 2018. Prior to then, he served in assurance and accounting advisory services roles for 13 years at Deloitte & Touche LLP and PricewaterhouseCoopers LLP, having most recently served as Director in Capital Markets and Accounting Advisory Services at PricewaterhouseCoopers LLP from February 2012 to June 2015. He is a registered Certified Public Accountant and a Canadian Chartered Professional Accountant.

There are no arrangements or understandings between Mr. Garg and any other person pursuant to which Mr. Garg was determined to be our principal financial officer. Mr. Garg does not have any family relationship with any director or executive officer of the Company, or any person nominated or chosen by the Company to become a director or executive officer. There are no transactions in which Mr. Garg has an interest requiring disclosure under Item 404(a) of Regulation S-K.

At the time of this filing, the Compensation Committee has not finalized any decisions regarding appropriate compensation adjustments for Mr. Garg’s appointment as acting Chief Financial Officer of the Company, but may consider such arrangements at a later date.

The Company currently expects to negotiate a mutually agreeable separation arrangement with each of Mr. Atanasov and Mr. Tim Go.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) and 408(b) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Documents filed as part of this report:

(a)    Financial Statements:

(1)The consolidated financial statements, together with the reports of the independent auditors thereon dated February 27, 2026, are included as part of Item 8, Financial Statements and Supplementary Data.

(2)Financial Statements Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)Exhibits:

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

4.7
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

4.9
First Supplemental Indenture, dated as of April 27, 2022, among HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed April 27, 2022, File No. 1-41325).

4.10
Second Supplemental Indenture, dated as of December 4, 2023, among HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed December 4, 2023, File No. 1-41325).

4.11
Third Supplemental Indenture, dated as of January 23, 2025, among HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed January 23, 2025, File No. 1-41325).

4.12
Fourth Supplemental Indenture, dated as of August 18, 2025, between HF Sinclair Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed August 18, 2025, File No. 1-41325).

4.13	Description of Common Stock (incorporated by reference to Exhibit 4.16 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, File No. 1-41325).

10.1†
Senior Unsecured Multi-Year Revolving Credit Agreement, dated as of April 3, 2025, among HF Sinclair Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 3, 2025, File No. 1-41325).

10.2†
Stockholders Agreement, dated as of August 2, 2021, by and among Hippo Parent Corporation, The Sinclair Companies, and the stockholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of HollyFrontier Corporation’s Current Report on Form 8-K filed August 3, 2021, File No. 1-03876).

10.3
Stock Purchase Agreement, dated as of September 16, 2025, by and among HF Sinclair Corporation and REH Advisors Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 17, 2025, File No. 1-41325).

10.4
Stock Purchase Agreement, dated as of November 3, 2025, by and among HF Sinclair Corporation and REH Advisors Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 4, 2025, File No. 1-41325).

10.5
Stock Purchase Agreement, dated as of November 18, 2025, by and among HF Sinclair and REH Advisors Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 20, 2025, File No. 1-41325).

10.6
Assignment and Assumption Agreement entered into and effective as of March 14, 2022, by and between HollyFrontier Corporation and HF Sinclair Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K12B filed March 14, 2022, File No. 1-41325).

10.7+
HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (formerly named the HollyFrontier Corporation 2020 Long Term Incentive Plan) (incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8 filed March 21, 2022, File No. 333-263721).

10.8+
Amendment No. 1 to the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-8 filed December 4, 2023, File No. 333-275877).

HF SINCLAIR CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

10.9+
HF Sinclair Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees (formerly named the HollyFrontier Corporation 2020 Long-Term Incentive Plan Sub-Plan for UK Employees) (incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.10+
HF Sinclair Corporation Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.11+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.12+	Form of Performance Share Unit Agreement. (incorporated by reference to Exhibit 10.59 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.13+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.16 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.14+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-41325).

10.15+
Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.67 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.16+
Form of Notice of Grant of Restricted Stock Units (for employees) (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.17+
HF Sinclair Corporation Executive Nonqualified Deferred Compensation Plan (formerly the HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan) (incorporated by reference to Exhibit 10.71 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, File No. 1-41325).

10.18+
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

10.20
HF Sinclair Corporation Severance Pay Plan and Summary Plan Description and Form of Participation Agreement, dated as of November 8, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 9, 2022, File No. 1-41325).

10.21+
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.27 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024).

10.22+
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024).

10.23+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024).

19.1*	HF Sinclair Corporation Insider Trading Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

HF SINCLAIR CORPORATION
INDEX TO EXHIBITS

Exhibit Number	Description

97.1
HF Sinclair Corporation Mandatory Clawback Policy, adopted as of December 1, 2023 (incorporated by reference to Exhibit 97.1 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, File No. 1-41325).

101++
The following financial information from Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HF SINCLAIR CORPORATION
(Registrant)

Date: February 27, 2026	/s/	Franklin Myers
Franklin Myers
Chief Executive Officer and President (Temporary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature		Capacity	Date

/s/	Franklin Myers	Chief Executive Officer and President (Temporary),	February 27, 2026
	Franklin Myers	Chairperson of the Board

/s/	Vivek Garg	Acting Chief Financial Officer,	February 27, 2026
	Vivek Garg	Vice President, Chief Accounting Officer and Controller
(Principal Financial Officer & Principal Accounting Officer)

		Director*	February 27, 2026
Timothy Go

/s/	Anne-Marie N. Ainsworth	Director	February 27, 2026
Anne-Marie N. Ainsworth

/s/	Anna C. Catalano	Director	February 27, 2026
Anna C. Catalano

/s/	Leldon Echols	Director	February 27, 2026
Leldon Echols

/s/	Manuel J. Fernandez	Director	February 27, 2026
Manuel J. Fernandez

/s/	Rhoman J. Hardy	Director	February 27, 2026
Rhoman J. Hardy

/s/	Jeanne M. Johns	Director	February 27, 2026
Jeanne M. Johns

/s/	R. Craig Knocke	Director	February 27, 2026
R. Craig Knocke

/s/	Robert J. Kostelnik	Director	February 27, 2026
Robert J. Kostelnik

/s/	Ross B. Matthews	Director	February 27, 2026
Ross B. Matthews

*    On leave.