Form 10-Q
period 2026-03-31
HF Sinclair Corp
filed 2026-05-01
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
180,275,437 shares of Common Stock, par value $0.01 per share, were outstanding on April 27, 2026.

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
•the possibility of inefficiencies, curtailments or shutdowns in refinery or other production facility operations or pipelines, whether due to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, infection in the workforce, weather events, global health events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, vandalism or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing at our suppliers, customers, or third-party providers, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
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
•uncertainty regarding the effects and duration of global hostilities, war or any associated military campaigns, including those in oil producing regions, such as the ongoing military conflict in the Middle East, which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 and the discussion in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DEFINITIONS

Within this report, the following terms have these specific meanings:

“Adjusted refinery gross margin per produced barrel sold” is total Refining segment gross margin plus Lower of cost or market inventory valuation adjustments, Depreciation and amortization and Operating expenses, divided by sales volumes of produced refined products. This margin measure excludes the non-cash effects of Lower of cost or market inventory valuation adjustments, which relate to inventory at the end of the period.

“ASU” means Accounting Standards Update.

“Base oil” is a lubricant grade oil initially produced from refining crude oil or through chemical synthesis that is used in producing lubricant products such as lubricating greases, motor oil and metal processing fluids.

“BOHO spread” or “bean oil-heating oil spread” is a common measure in the biodiesel industry and is the difference between market prices for soybean oil and petroleum heating oil.

“BPD” means the number of barrels per calendar day of crude oil or petroleum products.

“BPSD” means the number of barrels per stream day (barrels of capacity in a 24 hour period) of crude oil or petroleum products.

“Crack spread” is a common measure in the industry and is the difference between market prices for refined products and crude oil.

“EPA” means the U.S. Environmental Protection Agency.
“LCFS” means Low Carbon Fuel Standard.

“LPG” means liquefied petroleum gases.

“Lubricant” or “lube” means a solvent neutral paraffinic product used in commercial heavy duty engine oils, passenger car oils and specialty products for industrial applications such as heat transfer, metalworking, rubber and other general process oil.

“RDU” means renewable diesel unit.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2026	December 31, 2025

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$978
Accounts receivable, net: Product and transportation	1,595	1,033
Crude oil resales	298	103
	1,893	1,136
Inventories: Crude oil and refined products (Note 8)	2,895	2,214
Materials, supplies and other	374	359
	3,269	2,573
Income taxes receivable	10	47
Prepayments and other	119	78
Total current assets	6,439	4,812

Properties, plants and equipment, at cost	11,464	11,392
Less: accumulated depreciation	(4,970)	(4,859)
	6,494	6,533
Operating lease right-of-use assets	371	349

Other assets: Turnaround costs	926	883
Goodwill	2,978	2,978
Equity method investments	254	226
Intangibles and other	710	729
	4,868	4,816
Total assets	$18,172	$16,510

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,682	$1,902
Income taxes payable	14	5
Operating lease liabilities	93	85
Accrued liabilities (Note 9)	801	493
Total current liabilities	3,590	2,485

Long-term debt, net (Note 11)	2,771	2,769
Noncurrent operating lease liabilities	304	289
Deferred income taxes	1,330	1,240
Other long-term liabilities (Note 9)	448	478
Total liabilities	8,443	7,261

Commitments and Contingencies (Note 15)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of March 31, 2026 and December 31, 2025	2	2
Additional capital	6,015	6,008
Retained earnings	5,930	5,373
Accumulated other comprehensive loss (Note 14)	(34)	(26)
Common stock held in treasury, at cost – 42,958,093 and 41,443,642 shares as of March 31, 2026 and December 31, 2025	(2,249)	(2,173)
Total HF Sinclair stockholders’ equity	9,664	9,184
Noncontrolling interests	65	65
Total equity	9,729	9,249
Total liabilities and equity	$18,172	$16,510
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except share and per share data)

	Three Months Ended March 31,
	2026	2025

Sales and other revenues (Note 3)	$7,123	$6,370

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,980	5,476
Lower of cost or market inventory valuation adjustments (Note 8)	(672)	(117)
Operating expenses	624	596
	5,932	5,955
Selling, general and administrative expenses (1)	115	104
Depreciation and amortization	229	225
Other operating expenses, net	—	5
Total operating costs and expenses	6,276	6,289
Income from operations	847	81

Other income (expense):
Earnings of equity method investments	8	11
Interest income	10	9
Interest expense	(41)	(49)
Other income (expense), net (Note 4)	15	(53)
	(8)	(82)
Income (loss) before income taxes	839	(1)

Income tax expense (Note 10):
Current	96	—
Deferred	93	1
	189	1
Net income (loss)	650	(2)
Less: net income attributable to noncontrolling interests	2	2
Net income (loss) attributable to HF Sinclair stockholders	$648	$(4)

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$3.56	$(0.02)
Diluted	$3.56	$(0.02)

Average number of common shares outstanding (in thousands):
Basic	180,653	188,488
Diluted	180,653	188,488
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$650	$(2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	5
Post-retirement healthcare plans gain reclassified to net income	(1)	(1)
Other comprehensive income (loss) before income taxes	(10)	4
Income tax expense (benefit)	(2)	1
Other comprehensive income (loss)	(8)	3
Comprehensive income	642	1
Less: comprehensive income attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to HF Sinclair stockholders	$640	$(1)

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$650	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	229	225
Asset impairments	—	1
Lower of cost or market inventory valuation adjustments	(672)	(117)
Earnings of equity method investments, net of distributions	(7)	(5)
Loss on early extinguishment of debt	—	15
Loss on sale of equity method investment	—	40
Deferred income tax expense	93	1
Equity-based compensation expense	7	5
Change in fair value – derivative instruments	(16)	20
(Increase) decrease in current assets:
Accounts receivable	(753)	(57)
Inventories	(20)	(56)
Income taxes receivable	36	—
Prepayments and other	(10)	—
Increase (decrease) in current liabilities:
Accounts payable	777	(105)
Income taxes payable	9	—
Accrued liabilities	277	74
Turnaround expenditures	(119)	(105)
Other, net	(24)	(23)
Net cash provided by (used for) operating activities	457	(89)

Cash flows from investing activities:
Additions to properties, plants and equipment	(102)	(86)
Acquisitions, net of cash acquired	(38)	—
Investment in equity method investment	(21)	—
Other, net	—	1
Net cash used for investing activities	(161)	(85)

Cash flows from financing activities:
Dividends	(91)	(95)
Purchase of treasury stock, inclusive of excise tax	(76)	—
Payments on financing arrangements	(25)	—
Distributions to noncontrolling interests	(2)	(4)
Proceeds from financing arrangements	71	—
Deferred financing costs	—	(13)
Repayments under credit agreements	—	(350)
Proceeds from issuance of senior notes	—	1,394
Redemption of senior notes	—	(1,007)
Other, net	(2)	(5)
Net cash used for financing activities	(125)	(80)

Effect of exchange rate on cash flow	(1)	1
Cash and cash equivalents:
Net change for the period	170	(253)
Cash and cash equivalents at beginning of period	978	800
Cash and cash equivalents at end of period	$1,148	$547

Supplemental disclosure of cash flow information:
Cash paid for interest	$(72)	$(39)
Decrease in accrued and unpaid capital expenditures	$(14)	$(5)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2025	223,231	$2	$6,008	$5,373	$(26)	41,444	$(2,173)	$65	$9,249
Net income	—	—	—	648	—	—	—	2	650
Dividends ($0.50 declared per common share)	—	—	—	(91)	—	—	—	—	(91)
Other comprehensive loss, net of tax	—	—	—	—	(8)	—	—	—	(8)
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(1)	—	—	—
Equity-based compensation	—	—	7	—	—	—	—	—	7
Treasury stock acquired and excise tax	—	—	—	—	—	1,515	(76)	—	(76)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2026	223,231	$2	$6,015	$5,930	$(34)	42,958	$(2,249)	$65	$9,729

	Three Months Ended March 31, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
Net income (loss)	—	—	—	(4)	—	—	—	2	(2)
Dividends ($0.50 declared per common share)	—	—	—	(95)	—	—	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	3	—	—	—	3
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(3)	—	—	—
Equity-based compensation	—	—	5	—	—	—	—	—	5
Treasury stock acquired and excise tax	—	—	—	—	—	1	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2025	223,231	$2	$6,003	$5,071	$(44)	34,824	$(1,845)	$66	$9,253
(1)In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:Description of Business and Basis of Presentation

Description of Business: References herein to HF Sinclair Corporation (“HF Sinclair” or the “Company”) include HF Sinclair and its consolidated subsidiaries. In these interim consolidated financial statements, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or, in certain contexts, to HF Sinclair or an individual consolidated subsidiary and not to any other person, with certain exceptions.

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,750 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Industrial Oils Unlimited Acquisition
In January 2026, we acquired Industrial Oils Unlimited for $38 million. Industrial Oils Unlimited is a producer of high-quality lubricants and specialty fluids with blending facilities in Tulsa, Oklahoma; Shreveport, Louisiana; and Little Rock and Fort Smith, Arkansas, as well as warehousing and terminal facilities in Pampa and Midland, Texas.

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired Industrial Oils Unlimited assets and liabilities as of the acquisition date.

Basis of Presentation: The interim consolidated financial statements are unaudited. In management’s opinion, these interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe that the disclosures in these interim consolidated financial statements are adequate to make the information presented not misleading. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year. These interim unaudited consolidated financial statements with the notes herein have been condensed and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on February 27, 2026.

Accounting Pronouncements (Recently Adopted): In July 2025, ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” was issued and offers a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. We adopted this ASU on a prospective basis, effective January 1, 2026, and it did not have a material impact on our interim consolidated financial statements and disclosures.

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

Cushing Connect entered into contracts with an affiliate of Holly Energy Partners, L.P. (“HEP”), a subsidiary of HF Sinclair, to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect Terminal. The total investment in Cushing Connect was generally shared proportionately among the partners.

Cushing Connect and its two subsidiaries (the “Cushing Connect Entities”) are variable interest entities because they lack sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as the affiliate of HEP owns and operates the Cushing Connect Pipeline, and we have the ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

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

	March 31, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$2	$1
Properties, plants and equipment, at cost	103	103
Less: accumulated depreciation	(16)	(15)
	87	88
Intangibles and other	27	28

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Revenues by type:
Refined product revenues:
Transportation fuels (1)	$5,505	$4,961
Lubricants and specialty products (2)	586	597
Asphalt, fuel oil and other products (3)	393	319
Total refined product revenues	6,484	5,877
Excess crude oil revenues (4)	429	383
Transportation and logistics services	31	29
Other revenues (5)	179	81
Total sales and other revenues	$7,123	$6,370

	Three Months Ended March 31,
	2026	2025

	(In millions)
Refined product revenues by market: (6)
United States:
Mid-Continent	$2,290	$2,125
Rocky Mountains	1,405	1,227
Northwest	1,284	1,151
Southwest	986	854
Northeast	200	232
Canada	247	217
Other	72	71
Total refined product revenues	$6,484	$5,877
(1)Transportation fuels revenues are attributable to our: (i) Refining segment wholesale gasoline, diesel and jet fuel, (ii) Marketing segment branded gasoline and diesel fuel and (iii) Renewables segment renewable diesel fuel.
(2)Lubricant and specialty products consist of finished lubricants, specialty fluids, waxes and base oils.
(3)Asphalt, fuel oil and other products revenues are attributable to the Refining and Lubricants & Specialties segments.
(4)Excess crude oil revenues represent sales of purchased crude oil inventory that exceed our refineries’ current supply needs.
(5)Other revenues are principally attributable to our Refining, Marketing and Lubricants & Specialties segments. During the three months ended March 31, 2026, other revenues included $76 million in RIN sales.
(6)Revenues are allocated to markets based on the location where the sale originated.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2026, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2035. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2026	2027	2028	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	31	34	25	14	104

Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals, resulting in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of March 31, 2026 are presented below:

Contractual Minimum	Remainder of 2026	2027	2028	Thereafter	Total

	(In millions)
Midstream operations revenues	$16	$22	$22	$46	$106

NOTE 4:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Gain on settlement of precious metals	$14	$—
Gain on sale of assets and other	1	2
Loss on sale of equity method investment (1)	—	(40)
Loss on early extinguishment of debt	—	(15)
Other income (expense), net	$15	$(53)
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

The carrying amounts of derivative instruments, certain financing arrangements and environmental credit obligations as of March 31, 2026 and December 31, 2025 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
March 31, 2026
Assets:
Commodity forward contracts	$31	$—	$31	$—
Foreign currency forward contracts	6	—	6	—
Total assets	$37	$—	$37	$—

Liabilities:
NYMEX futures contracts	$7	$7	$—	$—
Commodity forward contracts	27	—	27	—
Financing arrangements - precious metals	119	—	124	—
Environmental credit obligations	312	—	312	—
Total liabilities	$465	$7	$463	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
December 31, 2025
Assets:
Commodity forward contracts	$5	$—	$5	$—
Total assets	$5	$—	$5	$—

Liabilities:
Commodity forward contracts	$5	$—	$5	$—
Financing arrangements - precious metals	94	—	96	—
Foreign currency forward contracts	6	—	6	—
Environmental credit obligations	46	—	46	—
Total liabilities	$151	$—	$153	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 1 Fair Value Measurements: Our futures contracts based on New York Mercantile Exchange (“NYMEX”) pricing are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements: Derivative instruments consisting of foreign currency forward contracts, commodity price swaps, and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of foreign currency forward contracts is derived using market quotes for similar types of instruments. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of our precious metals financing arrangements, discussed in Note 11, is computed using quoted forward commodity prices. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

See Note 12 for additional information on derivative instruments and hedging activities.

NOTE 6:Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated as Net income (loss) attributable to HF Sinclair stockholders, adjusted for participating securities’ share in earnings divided by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share reflects the dilutive effect of the incremental shares resulting from certain share-based awards. Anti-dilutive shares were immaterial for the periods presented.

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income (loss) attributable to HF Sinclair stockholders:

	Three Months Ended March 31,
	2026	2025

	(In millions, except share and per share data)
Net income (loss) attributable to HF Sinclair stockholders	$648	$(4)
Less: participating securities’ share in earnings (1)	6	1
Net income (loss) attributable to common shares	$642	$(5)

Average number of common shares outstanding (in thousands):
Basic	180,653	188,488
Diluted	180,653	188,488

Basic earnings (loss) per share	$3.56	$(0.02)
Diluted earnings (loss) per share	$3.56	$(0.02)
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7:Stock-Based Compensation

We have a principal share-based compensation plan, the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. An aggregate of 6,368,930 of these awards may be issued pursuant to awards granted under the 2020 Plan. We also have a stock compensation deferral plan that allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan. Compensation expense for awards with pro-rata vesting is recognized ratably over the service periods. Share-based awards paid in cash upon vesting are accounted for as liability awards and recorded at fair value at the end of each reporting period with a mark-to-mark adjustment recognized in earnings. The liability awards held nominal balances as of March 31, 2026 and December 31, 2025.

The stock-based compensation expense was $7 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

A summary of restricted stock units and performance share units activity during the three months ended March 31, 2026 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2026	977,500	755,516
Granted (1)	8,768	—
Vested	(564)	—
Forfeited	(9,025)	—
Outstanding at March 31, 2026	976,679	755,516
(1)For the three months ended March 31, 2026, the weighted average grant date fair value per unit for restricted stock units was $55.26.

NOTE 8:Inventories

Inventories consist of the following components:

	March 31, 2026	December 31, 2025

	(In millions)
Crude oil	$821	$874
Other raw materials and unfinished products (1)	714	709
Finished products (2)	1,394	1,337
Lower of cost or market reserve	(34)	(706)
Crude oil and refined products	2,895	2,214

Process chemicals (3)	41	54
Repair and maintenance supplies and other (4)	333	305
Materials, supplies and other	374	359
Total inventories	$3,269	$2,573
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Refining and Renewables segment inventories are valued at the lower of last-in, first-out cost or market based on market conditions at that time. The following table summarizes the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2025	$604	$102	$706
Lower of cost or market inventory valuation adjustments	(604)	(68)	(672)
Balance at March 31, 2026	$—	$34	$34

NOTE 9:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025

	(In millions)
Environmental credit obligations	$333	$64
Precious metal financing	119	94
Wage and other employee-related liabilities	101	88
Accrued taxes other than income	36	27
Accrued interest expense	34	65
Commodity and foreign currency derivatives	34	11
Environmental liabilities (1)	24	22
Financing lease liabilities	14	14
Other	106	108
Total accrued liabilities	$801	$493

Other long-term liabilities consist of the following:

	March 31, 2026	December 31, 2025

	(In millions)
Environmental liabilities (1)	$168	$167
Financing lease liabilities	72	75
Asset retirement obligations	69	68
Other	139	168
Total other long-term liabilities	$448	$478
(1)Environmental liability accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Environmental liabilities are recorded when a loss is considered probable and can be reasonably estimated, and may be adjusted as additional information becomes available. Environmental remediation expenses were $4 million and $(1) million for the three months ended March 31, 2026 and 2025, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10:Income Taxes

	Three Months Ended March 31,
	2026	2025

	(In millions)
Income (loss) before income taxes	$839	$(1)
Income tax expense	$189	$1
Effective income tax rate (1)	22.5%	(205.2)%
(1)    Due to rounding of reported numbers, some amounts may not calculate exactly.

For the three months ended March 31, 2026, the effective tax rate was higher than the statutory rate of 21.0%, which was primarily due to state and local income taxes on pre-tax earnings, partially offset by the benefits of nontaxable renewable fuel incentives. For the three months ended March 31, 2025, the effective tax rate was lower than the statutory rate of 21.0% primarily due to the relationship between pre-tax results, taxable permanent differences and discrete tax adjustments.

NOTE 11:Debt

HF Sinclair Credit Agreement
We have a $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”) which contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year, subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit and is available to fund general corporate purposes.

At March 31, 2026, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

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

Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the three months ended March 31, 2026, we received proceeds of $71 million, made principal payments of $25 million and realized non-cash settlements on obligations of $19 million related to such agreements.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At March 31, 2026, we had letters of credit totaling a nominal amount under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	March 31, 2026	December 31, 2025

		(In millions)
HF Sinclair Senior Notes:
5.000% Senior Notes	February 2028	$499	$499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	650
5.500% Senior Notes	September 2032	500	500
6.250% Senior Notes	January 2035	750	750
		2,724	2,724
HollyFrontier Senior Notes:
4.500% Senior Notes	October 2030	75	75
		75	75
HEP Senior Notes:
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,800	2,800

HF Sinclair Credit Agreement	April 2030	—	—
		—	—
Total debt at face value		$2,800	$2,800
Unamortized discount and debt issuance costs		(29)	(31)
Long-term debt		$2,771	$2,769
(1)As of March 31, 2026 and December 31, 2025, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	March 31, 2026	December 31, 2025

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,831	$2,858

These fair values are based on a Level 2 input. See Note 5 for additional information on Level 2 inputs.

NOTE 12:Derivative Instruments and Hedging Activities

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in the price of crude oil, other feedstocks and refined products and volatility in the price of natural gas used in our operations. We periodically enter into derivative contracts in the form of commodity price swaps, collar contracts, forward contracts and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Economic Hedges
We periodically enter into commodity and futures contracts to lock in prices for forecasted inventory purchases and sales, basis swaps to mitigate exposure to natural gas price volatility, and forward purchase and sale agreements to lock in basis spread differentials for forecasted crude oil and refined product transactions. Additionally, we periodically use collar contracts to mitigate exposure to natural gas price volatility. These contracts serve as economic hedges. We also have forward currency contracts to fix the rate of foreign currency. In addition, our precious metals financing arrangements discussed in Note 11 could require repayment under certain conditions based on the future pricing of precious metals, resulting in an embedded derivative. These contracts are measured at fair value with offsetting adjustments (gains/losses) recorded directly to earnings.

The following table presents the pre-tax effect on Net income due to maturities and fair value adjustments of our economic hedges:

Gain (Loss) Recognized in Net Income	Statements of Operations Classification	Three Months Ended March 31,
		2026	2025

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$(60)	$3
	Interest expense	3	5
Foreign currency contracts	Other income (expense), net	7	—
	Total	$(50)	$8

As of March 31, 2026, we have the following notional amounts related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2026	2027	Unit of Measure

Derivatives not designated as cash flow hedging instruments:
NYMEX futures (WTI) - short	1,480,000	1,480,000	—	Barrels
Commodity forward contracts - long	2,144,776	2,144,776	—	Barrels
Commodity forward contracts - short	1,882,000	1,882,000	—	Barrels
Foreign currency forward contracts	522,000,000	381,294,900	140,705,100	Canadian dollar
Forward platinum contracts (1)	62,371	27,445	34,926	Troy ounces
(1)    Represents an embedded derivative within our precious metals financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 11 for additional information on these financing arrangements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value and the locations of our outstanding derivative instruments in the consolidated balance sheets. These amounts are presented on a gross basis with offsetting balances that reconcile to a net asset or liability position on our consolidated balance sheets. We present on a net basis to reflect the net settlement of these positions in accordance with provisions of our master netting arrangements.

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
March 31, 2026
Derivatives not designated as cash flow hedging instruments:
NYMEX futures contracts	$—	$—	$—	$7	$—	$7
Commodity forward contracts - long	17	—	17	13	—	13
Commodity forward contracts - short	14	—	14	14	—	14
Financing arrangements - precious metals embedded derivative	—	—	—	9	—	9
Foreign currency forward contracts	6	—	6	—	—	—
Total	$37	$—	$37	$43	$—	$43

Balance sheet classification:	Prepayments and other		$37	Accrued liabilities		$43

December 31, 2025
Derivatives not designated as cash flow hedging instruments:
Commodity forward contracts - long	$3	$—	$3	$2	$—	$2
Commodity forward contracts - short	2	—	2	3	—	3
Financing arrangements - precious metals embedded derivative	—	—	—	33	—	33
Foreign currency forward contracts	—	—	—	6	—	6
Total	$5	$—	$5	$44	$—	$44

Balance sheet classification:	Prepayments and other		$5	Accrued liabilities		$44

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13:Stockholders’ Equity

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

As of March 31, 2026, we had remaining authorization to repurchase up to $383 million under the 2024 Share Repurchase Program.

The following table presents the total open market purchases of shares under our share repurchase program for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(In millions, except share data)
Number of shares repurchased	1,514,810	—
Cash paid for shares repurchased	$76	$—

During the three months ended March 31, 2026 and 2025, we withheld 205 and 1,221 shares, respectively, of our common stock from certain employees. These nominal withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time we concurrently made cash payments to fund payroll and income taxes on behalf of officers and employees.

On May 1, 2026, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share. The dividend is payable on June 2, 2026 to holders of record of common stock on May 11, 2026.

NOTE 14:Other Comprehensive Income (Loss)

The components and allocated tax effects of Other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Three Months Ended March 31, 2026
Net change in foreign currency translation adjustment	$(9)	$(2)	$(7)
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(10)	$(2)	$(8)

Three Months Ended March 31, 2025
Net change in foreign currency translation adjustment	$5	$1	$4
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive income attributable to HF Sinclair stockholders	$4	$1	$3

Reclassifications out of Accumulated other comprehensive loss and into the Consolidated Statements of Operations were nominal for the three months ended March 31, 2026 and 2025.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	March 31, 2026	December 31, 2025

	(In millions)
Foreign currency translation adjustment	$(37)	$(30)
Unrealized gain on post-retirement benefit obligations	3	4
Accumulated other comprehensive loss	$(34)	$(26)

NOTE 15:Commitments and Contingencies

We are a party to various litigation and legal proceedings in the ordinary course of business that we believe, based on the advice of counsel, will not have, either individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.

In August 2025, the EPA granted and denied, in whole or in part, small refinery exemption petitions for our Woods Cross, Cheyenne, Casper and Parco refineries for various compliance years from 2019 to 2024. In October 2025, certain of our subsidiaries filed lawsuits in the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) to overturn the EPA’s August 2025 denials and other actions (the “August 2025 cases”). In November 2025, the EPA granted in whole small refinery exemption petitions for our refinery in Tulsa, Oklahoma (the “Tulsa East Refinery”) for compliance years 2023 and 2024 and partially granted exemptions to several other refining companies. In December 2025, the Renewable Fuels Association filed a lawsuit challenging those exemptions, and the proceedings were subsequently consolidated with the August 2025 cases (the “Consolidated Cases”). In January 2026, certain of our subsidiaries intervened in the Consolidated Cases to defend the EPA’s grant of our Tulsa East Refinery exemptions. The DC Circuit has entered a briefing schedule in the Consolidated Cases, with our opening brief due on July 10, 2026.

Separately, in March 2026, the DC Circuit heard oral arguments in two severed cases arising from the EPA’s August 2025 decisions, including one addressing the denial of our Parco refinery’s exemption petition for the 2024 compliance year. On April 7, 2026, the DC Circuit issued a unanimous decision in our favor, holding that the EPA erred in deeming the Parco refinery ineligible for an exemption from its Renewable Fuel Standard obligations for the 2024 compliance year. The DC Circuit vacated the EPA’s denial and remanded the matter to the agency for a new decision on Parco refinery’s small refinery exemption petition.

These matters remain pending, and we are unable to estimate the impact at this time.

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

The Refining segment represents the operations of our El Dorado, Tulsa, Navajo, Woods Cross, Puget Sound, Parco and Casper refineries and HF Sinclair Asphalt Company LLC (“Asphalt”). Refining activities involve the purchase and refining of crude oil and wholesale marketing of refined products, such as gasoline, diesel fuel and jet fuel. These petroleum products are primarily marketed in the Mid-Continent, Southwest, Rocky Mountains and Pacific Northwest geographic regions of the United States. Asphalt operates various asphalt terminals in Arizona, New Mexico and Oklahoma.

The Renewables segment represents the operations of our Cheyenne RDU, Artesia RDU, Sinclair RDU and the pre-treatment unit at our Artesia, New Mexico facility.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Marketing segment represents branded fuel sales to Sinclair branded sites in the United States and licensing fees for the use of the Sinclair brand at additional locations throughout the country. Branded fuel is also sold to non-Sinclair branded sites and includes revenues from other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of sites in our West and Mid-Continent regions. In February 2026, we formed the joint venture Green Trail Fuels, LLC in which we hold a 50% non-operating economic interest. The joint venture includes various retail sites across Colorado and New Mexico and is supplied fuel by our proximate regional refineries.

The Lubricants & Specialties segment includes Petro-Canada Lubricants’ production operations, located in Mississauga, Ontario, which produces lubricant products such as base oils, white oils, specialty products and finished lubricants, and the operations of our Petro-Canada Lubricants business that includes the marketing of products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes specialty lubricant products produced at our Tulsa facilities that are marketed throughout North America and are distributed in Central and South America and includes the operations of Red Giant Oil, one of the leading suppliers of locomotive engine oil in North America. Also, the Lubricants & Specialties segment includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe.

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, and Cushing Connect Pipeline & Terminal LLC, the owner of a pipeline running from Cushing, Oklahoma to Tulsa, Oklahoma, a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah terminal. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations, and revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

Our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, evaluates the performance of our segments using segment Income (loss) from operations. The CODM uses segment Income (loss) from operations to allocate resources and assess performance of the Company’s segments. Amounts included in Income (loss) before income taxes in our consolidated statements of operations and excluded from our performance measure, Income (loss) from operations, include Other income (expense), net. Other income (expense), net includes Earnings of equity method investments, Interest income, Interest expense and other items believed to be non-operating and/or non-recurring in nature. Assets by segment are not a measure used to assess our performance by the CODM and thus are not reported in our disclosures. Intersegment sales are generally derived from transactions made at prevailing market rates.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Three Months Ended March 31, 2026
Sales and other revenues:
Revenues from external customers	$5,439	$208	$792	$653	$31	$—	$7,123
Intersegment revenues and other (1)	832	126	—	1	135	(1,094)	—
	6,271	334	792	654	166	(1,094)	7,123
Cost of sales: (2)
Cost of materials and other (3)	5,691	178	756	450	—	(1,095)	5,980
Lower of cost or market inventory valuation adjustments	(604)	(68)	—	—	—	—	(672)
Operating expenses	468	22	—	74	59	1	624
	5,555	132	756	524	59	(1,094)	5,932
Selling, general and administrative expenses (2)	57	1	8	42	2	5	115
Depreciation and amortization	145	19	8	24	19	14	229
Income (loss) from operations	$514	$182	$20	$64	$86	$(19)	$847
Earnings of equity method investments							8
Interest income							10
Interest expense							(41)
Other income, net							15
Income before income taxes							$839

Capital expenditures	$64	$1	$18	$6	$12	$1	$102

Three Months Ended March 31, 2025
Sales and other revenues:
Revenues from external customers	$4,923	$94	$686	$638	$29	$—	$6,370
Intersegment revenues and other (1)	728	96	—	—	127	(951)	—
	5,651	190	686	638	156	(951)	6,370
Cost of sales: (2)
Cost of materials and other (3)	5,140	183	652	453	—	(952)	5,476
Lower of cost or market inventory valuation adjustments	(116)	(1)	—	—	—	—	(117)
Operating expenses	461	23	—	64	46	2	596
	5,485	205	652	517	46	(950)	5,955
Selling, general and administrative expenses (2)	54	1	7	36	2	4	104
Depreciation and amortization	137	23	7	22	18	18	225
Other operating expenses, net	5	—	—	—	—	—	5
Income (loss) from operations	$(30)	$(39)	$20	$63	$90	$(23)	$81
Earnings of equity method investments							11
Interest income							9
Interest expense							(49)
Other expense, net							(53)
Loss before income taxes							$(1)

Capital expenditures	$58	$1	$6	$10	$9	$2	$86
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

We use certain non-GAAP financial measures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a description of each of the non-GAAP measures used in this MD&A, please refer to the discussion under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q. This Item 2 should be read in conjunction with our consolidated financial statements and the notes thereto included in this interim report. In addition, this Item 2 should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,750 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, our subsidiaries produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Market Developments
For the three months ended March 31, 2026, Net income attributable to HF Sinclair stockholders was $648 million, compared to a Net loss attributable to HF Sinclair stockholders of $4 million in the three months ended March 31, 2025. Adjusted refinery gross margin per barrel sold increased $0.83, or 9%, from $9.12 for the three months ended March 31, 2025, to $9.95 for the three months ended March 31, 2026.

In the Refining segment, we saw stronger refining margins in the West region in the back half of the quarter, which were partially offset by weaker refining margins in the Mid-Continent region throughout the quarter. Additionally, our results were impacted by planned turnarounds at our Puget Sound and Woods Cross refineries. For the second quarter of 2026, we expect to run between 600,000-630,000 barrels per day of crude oil, which reflects the completion of the turnarounds at our Puget Sound and Woods Cross refineries, planned maintenance at our Parco and Navajo refineries and unplanned maintenance at our El Dorado refinery.

In the Renewables segment, higher margins in the quarter were a result of the narrowing of the BOHO spread, higher RINs prices and higher Producer’s Tax Credit (“PTC”) benefits. PTCs recognized in the first quarter of 2026 included prior year benefits of $49 million that were recognized following the February 2026 proposed ruling by the United States Department of the Treasury and Internal Revenue Service. For the second quarter of 2026, we expect continued strength in RINs and LCFS prices.

In the Marketing segment, we continued to realize strong value from our Sinclair branded sites during the first quarter of 2026, as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually. In February 2026, we formed Green Trail Fuels, LLC, a new joint venture in which we hold a 50% non-operating economic interest. The new joint venture includes various retail sites across Colorado and New Mexico.

In the Lubricants & Specialties segment, our results (excluding first-in, first out (“FIFO”) impacts) were impacted by the dislocation between rising feedstock costs and product sales price increases during the three months ended March 31, 2026. Results for the quarter included contributions from our January 2026 acquisition of Industrial Oils Unlimited, LLC, which expanded our specialty product portfolio and is expected to support future growth opportunities.

In the Midstream segment, our results continued to benefit from higher third-party pipeline revenues during the three months ended March 31, 2026, but were marginally impacted by a fuel-contamination incident at one of our product terminals in Colorado in the first quarter of 2026.

We continue to review and adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions, including ongoing tariff and trade negotiations and global hostilities, such as the ongoing military conflict in the Middle East, will depend on various factors and consequences beyond our control.

On May 1, 2026, our Board of Directors announced that it declared a regular quarterly dividend in the amount of $0.50 per share. The dividend is payable on June 2, 2026 to holders of record of common stock on May 11, 2026.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to satisfy annual renewable volume obligations calculated as a percentage of their petroleum fuel shipments or imports, which may be met through physical blending of renewable fuels or by purchasing and retiring RINs. Compliance with RFS regulations significantly increased our Cost of materials and other, with RINs costs totaling $358 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, we recognized $21 million in Sales and other revenues related to the small refinery RINs waivers granted by the EPA in the fourth quarter of 2025. At March 31, 2026, our open RINs credit obligations were $306 million.

A more detailed discussion of our financial and operating results for the three months ended March 31, 2026 and 2025 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended March 31,		Change from 2025
	2026	2025	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$7,123	$6,370	$753	12%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	5,980	5,476	504	9%
Lower of cost or market inventory valuation adjustments	(672)	(117)	(555)	474%
Operating expenses	624	596	28	5%
	5,932	5,955	(23)	—%
Selling, general and administrative expenses (1)	115	104	11	11%
Depreciation and amortization	229	225	4	2%
Other operating expenses, net	—	5	(5)	(100)%
Total operating costs and expenses	6,276	6,289	(13)	—%
Income from operations	847	81	766	946%

Other income (expense):
Earnings of equity method investments	8	11	(3)	(27)%
Interest income	10	9	1	11%
Interest expense	(41)	(49)	8	(16)%
Other income (expense), net	15	(53)	68	NM
	(8)	(82)	74	(90)%
Income (loss) before income taxes	839	(1)	840	NM

Income tax expense:
Current	96	—	96	100%
Deferred	93	1	92	9,200%
	189	1	188	18,800%
Net income (loss)	650	(2)	652	NM
Less: net income attributable to noncontrolling interests	2	2	—	—%
Net income (loss) attributable to HF Sinclair stockholders	$648	$(4)	$652	NM

Earnings (loss) per share attributable to HF Sinclair stockholders:
Basic	$3.56	$(0.02)	$3.58	NM
Diluted	$3.56	$(0.02)	$3.58	NM
Average number of common shares outstanding (in thousands):
Basic	180,653	188,488	(7,835)	(4)%
Diluted	180,653	188,488	(7,835)	(4)%
(1) Exclusive of Depreciation and amortization.
(2) Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	March 31, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$1,148	$978
Working capital	$2,849	$2,327
Total assets	$18,172	$16,510
Total debt	$2,771	$2,769
Total equity	$9,729	$9,249

Other Financial Data

	Three Months Ended March 31,
	2026	2025

	(In millions)
Net cash provided by (used for) operating activities	$457	$(89)
Net cash used for investing activities	$(161)	$(85)
Net cash used for financing activities	$(125)	$(80)
Capital expenditures	$102	$86
EBITDA (1)	$1,097	$262
(1)Earnings before interest, taxes, depreciation and amortization, which we refer to as “EBITDA,” is calculated as Net income (loss) attributable to HF Sinclair stockholders plus (i) Income tax expense, (ii) Interest expense, net of Interest income and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants. EBITDA presented above is reconciled to Net income under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31,
	2026	2025

Mid-Continent Region
Crude charge (BPD) (1)	263,880	260,610
Refinery throughput (BPD) (2)	282,380	276,490
Sales of produced refined products (BPD) (3)	272,810	255,360
Refinery utilization (4)	101.5%	100.2%

Average per produced barrel sold: (5)
Gross margin (6)	$8.80	$1.21

Adjusted refinery gross margin (7)	$3.58	$7.60
Less: operating expenses (8)	7.20	7.12
Adjusted refinery gross margin, less operating expenses	$(3.62)	$0.48

Operating expenses per throughput barrel (9)	$6.96	$6.57

Feedstocks:
Sweet crude oil	51%	51%
Sour crude oil	26%	25%
Heavy sour crude oil	16%	18%
Other feedstocks and blends	7%	6%
Total	100%	100%

Sales of produced refined products:
Gasolines	50%	53%
Diesel fuels	31%	29%
Jet fuels	8%	8%
Fuel oil	1%	1%
Asphalt	4%	3%
Base oils	4%	4%
LPG and other	2%	2%
Total	100%	100%

	Three Months Ended March 31,
	2026	2025

West Region
Crude charge (BPD) (1)	349,170	345,530
Refinery throughput (BPD) (2)	374,540	370,090
Sales of produced refined products (BPD) (3)	373,330	366,430
Refinery utilization (4)	83.5%	82.7%

Average per produced barrel sold: (5)
Gross margin (6)	$10.55	$(0.01)

Adjusted refinery gross margin (7)	$14.61	$10.19
Less: operating expenses (8)	8.65	9.06
Adjusted refinery gross margin, less operating expenses	$5.96	$1.13

Operating expenses per throughput barrel (9)	$8.62	$8.97

Feedstocks:
Sweet crude oil	29%	31%
Sour crude oil	47%	44%
Heavy sour crude oil	11%	12%
Wax crude oil	6%	6%
Other feedstocks and blends	7%	7%
Total	100%	100%

Sales of produced refined products:
Gasolines	52%	54%
Diesel fuels	30%	33%
Jet fuels	7%	6%
Fuel oil	4%	2%
Asphalt	2%	1%
LPG and other	5%	4%
Total	100%	100%

Consolidated
Crude charge (BPD) (1)	613,050	606,140
Refinery throughput (BPD) (2)	656,920	646,580
Sales of produced refined products (BPD) (3)	646,140	621,790
Refinery utilization (4)	90.4%	89.4%

Average per produced barrel sold: (5)
Gross margin (6)	$9.82	$0.49

Adjusted refinery gross margin (7)	$9.95	$9.12
Less: operating expenses (8)	8.04	8.26
Adjusted refinery gross margin, less operating expenses	$1.91	$0.86

Operating expenses per throughput barrel (9)	$7.91	$7.95

Feedstocks:
Sweet crude oil	38%	39%
Sour crude oil	39%	36%
Heavy sour crude oil	13%	15%
Wax crude oil	3%	3%
Other feedstocks and blends	7%	7%
Total	100%	100%

	Three Months Ended March 31,
	2026	2025

Consolidated
Sales of produced refined products:
Gasolines	51%	53%
Diesel fuels	30%	31%
Jet fuels	7%	7%
Fuel oil	3%	2%
Asphalt	3%	2%
Base oils	2%	2%
LPG and other	4%	3%
Total	100%	100%

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

	Three Months Ended March 31,
	2026	2025

Renewables
Sales of produced renewables products (in thousand gallons)	52,448	44,464
Average per produced gallon sold: (1)
Gross margin (2)	$3.47	$(0.86)

Adjusted renewables gross margin (3)	$2.96	$0.16
Less: operating expenses (4)	0.42	0.52
Adjusted renewables gross margin, less operating expenses	$2.54	$(0.36)
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

	Three Months Ended March 31,
	2026	2025

Marketing
Number of branded sites at period end (1)	1,769	1,664
Sales of refined products (in thousand gallons)	324,624	293,865
Average per gallon sold: (2)
Gross margin (3)	$0.09	$0.09
Adjusted marketing gross margin (4)	$0.11	$0.12
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations.

	Three Months Ended March 31,
	2026	2025

Lubricants & Specialties
Sales of produced refined products (BPD)	33,076	28,940

Sales of produced refined products:
Finished products	48%	54%
Base oils	26%	26%
Other	26%	20%
Total	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations.

	Three Months Ended March 31,
	2026	2025

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	175,498	163,991
Affiliates—intermediate pipelines	151,420	138,402
Affiliates—crude pipelines	447,761	424,891
	774,679	727,284
Third parties—refined product pipelines	26,449	39,753
Third parties—crude pipelines	182,060	199,023
	983,188	966,060
Terminals and loading racks:
Affiliates	1,036,257	990,867
Third parties	26,037	34,915
	1,062,294	1,025,782
Total for pipelines and terminal assets (BPD)	2,045,482	1,991,842

Results of Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Summary
Net income attributable to HF Sinclair stockholders for the three months ended March 31, 2026, was $648 million ($3.56 per basic and diluted share), a $652 million increase compared to the Net loss attributable to HF Sinclair stockholders of $4 million ($(0.02) per basic and diluted share) for the three months ended March 31, 2025. The increase in Net income attributable to HF Sinclair stockholders was primarily driven by the Lower of cost or market inventory valuation adjustments in addition to improved adjusted refinery gross margins and adjusted renewables gross margins during the three months ended March 31, 2026. Lower of cost or market inventory valuation adjustments related to our Refining and Renewables segment inventories increased pre-tax earnings by $672 million for the three months ended March 31, 2026 and increased pre-tax earnings by $117 million for the three months ended March 31, 2025. Adjusted renewables gross margins reflected narrower BOHO spreads and significant PTC benefits during the three months ended March 31, 2026, while no comparable benefit was recognized during the three months ended March 31, 2025. These favorable impacts were partially offset by a $188 million increase in Income tax expense.

Sales and Other Revenues
Sales and other revenues increased $753 million, or 12%, from $6,370 million for the three months ended March 31, 2025, to $7,123 million for the three months ended March 31, 2026, principally due to higher average refined product sales prices and higher sales volumes of refined products. Sales and other revenues included $208 million, $792 million, $653 million and $31 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended March 31, 2026. Sales and other revenues included $94 million, $686 million, $638 million and $29 million in unaffiliated revenues related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended March 31, 2025.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, increased $504 million, or 9%, from $5,476 million for the three months ended March 31, 2025, to $5,980 million for the three months ended March 31, 2026, principally due to higher crude oil and feedstock costs and higher sales volumes of refined products. Within our Lubricants & Specialties segment, the FIFO impact was a benefit of $53 million and $8 million for the three months ended March 31, 2026 and 2025, respectively.

During the first quarter of 2026, we recognized a lower of cost or market inventory valuation adjustment benefit of $672 million compared to a benefit of $117 million during the first quarter of 2025.

Adjusted Refinery Gross Margin
Adjusted refinery gross margin per barrel sold increased $0.83, or 9%, from $9.12 for the three months ended March 31, 2025, to $9.95 for the three months ended March 31, 2026. The year-over-year increase was primarily driven by higher refinery margins in the West region.

Adjusted refinery gross margin per barrel excludes the cash effects of Lower of cost or market inventory valuation adjustments and Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased $28 million, or 5%, from $596 million for the three months ended March 31, 2025, to $624 million for the three months ended March 31, 2026, primarily due to a fuel-contamination incident at one of our product terminals in Colorado during the three months ended March 31, 2026 and higher contractor and other miscellaneous costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11 million, or 11%, from $104 million for the three months ended March 31, 2025, to $115 million for the three months ended March 31, 2026, primarily due to an increase in professional services and other miscellaneous costs.

Earnings of Equity Method Investments
Earnings of equity method investments decreased $3 million, or 27% from $11 million for the three months ended March 31, 2025, to $8 million for the three months ended March 31, 2026, primarily due to the divestiture of our investment in Cheyenne Pipeline, LLC in the three months ended March 31, 2025.

Depreciation and Amortization Expenses
Depreciation and amortization remained relatively consistent and was $229 million and $225 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Income
Interest income remained relatively flat and was $10 million and $9 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense
Interest expense was $41 million for the three months ended March 31, 2026, compared to $49 million for the three months ended March 31, 2025. This decrease was primarily due to unrealized losses on precious metals financing arrangements during the period.

Other Income (Expense), net
Other income (expense), net was $15 million for three months ended March 31, 2026 compared to $(53) million for the three months ended March 31, 2025. During the three months ended March 31, 2026, we recognized a $14 million gain on settlement of precious metals. During the three months ended March 31, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments, resulting in a loss on sale of equity method investment of $40 million. Additionally, during the three months ended March 31, 2025, we recognized an early extinguishment loss on debt of $15 million, inclusive of unamortized discount and debt issuance costs, as a result of the tendering and redemption of certain debt.

Income Taxes
For the three months ended March 31, 2026, Income tax expense of $189 million was recorded on pre-tax income of $839 million, compared to Income tax expense of $1 million on pre-tax loss of $1 million for the three months ended March 31, 2025. The increase was primarily due to higher pre-tax earnings year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

We have a disciplined capital allocation strategy focused on preserving financial flexibility, enabling us to execute our capital priorities and generate long-term value for our stockholders. Consistent with that strategy, we seek to self-fund development projects and make strategic investments focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.

HF Sinclair Credit Agreement
We have a $2.0 billion senior unsecured revolving credit facility maturing in April 2030 (the “HF Sinclair Credit Agreement”) which contains an extension feature that allows us to extend the term of the commitment from time to time in increments of up to one year subject to the terms and conditions set forth in the HF Sinclair Credit Agreement. The HF Sinclair Credit Agreement includes an accordion feature that allows us to increase such commitments to an aggregate principal amount of up to $2.75 billion. The HF Sinclair Credit Agreement may be used for revolving credit loans and letters of credit and is available to fund general corporate purposes.

At March 31, 2026, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

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

Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the three months ended March 31, 2026, we received proceeds of $71 million, made principal payments of $25 million and realized non-cash settlements on obligations of $19 million related to such agreements. Upon maturity of the financing arrangements, we must either extend the maturity or satisfy the obligation at fair market value, which is considered an embedded derivative.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At March 31, 2026, we had letters of credit totaling a nominal amount under such credit facilities.

See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current Cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our current liquidity needs. We expect that, to the extent necessary, we can raise additional funds through equity or debt financings in the public and private capital markets. Further, we may seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities, expansion of our Midstream footprint and selective acquisition of complementary assets for our operations intended to capture synergies and increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under the 2024 Share Repurchase Program.

Our liquidity was approximately $3.1 billion at March 31, 2026, consisting of Cash and cash equivalents of $1.1 billion and $2.0 billion available under the HF Sinclair Credit Agreement.

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

During the three months ended March 31, 2026, we made open market purchases of 1,514,810 shares for $76 million under our 2024 Share Repurchase Program. As of March 31, 2026, we had remaining authorization to repurchase up to $383 million under the 2024 Share Repurchase Program.

Cash Flows – Operating Activities

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net cash flows provided by operating activities were $457 million for the three months ended March 31, 2026, compared to Net cash flows used for operating activities of $89 million for the three months ended March 31, 2025, an increase of $546 million, primarily driven by changes in working capital. Changes in working capital increased operating cash flows by $316 million for the three months ended March 31, 2026, and decreased operating cash flows by $144 million for the three months ended March 31, 2025.

Cash Flows – Investing Activities and Planned Capital Expenditures

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, our Net cash flows used for investing activities were $161 million, which was inclusive of our acquisition of Industrial Oils Unlimited, LLC and our investment in Green Trail Fuels, LLC. Cash expenditures for Properties, plants and equipment for the three months ended March 31, 2026 were $102 million.

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

Cash Flows – Financing Activities

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, our Net cash flows used for financing activities were $125 million. During the three months ended March 31, 2026, we paid $91 million in Dividends, we repurchased $76 million of our Common stock and we received net proceeds of $46 million from financing arrangements.

For the three months ended March 31, 2025, our Net cash flows used for financing activities were $80 million. During the three months ended March 31, 2025, we paid $95 million in Dividends, repaid $350 million under the now-terminated revolving credit facility of our subsidiary, Holly Energy Partners, L.P., and had net proceeds from the issuance and redemption of certain senior notes of $387 million.

Contractual Obligations and Commitments

As of March 31, 2026, our contractual obligations included debt obligations, interest payments related to debt obligations, financing arrangements, supply agreements, transportation and storage agreements, operating and finance leases, and other long-term obligations and commitments. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2026, as described in Note 11 “Debt” of the Consolidated Financial Statements.

There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ from those estimates. There have been no changes to the critical accounting policies or estimates disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

RISK MANAGEMENT

We use certain strategies to reduce some commodity price and operational risks. We do not attempt to eliminate all market risk exposures when we believe that the exposure relating to such risk would not be significant to our future earnings, financial position, capital resources or liquidity or that the cost of eliminating the exposure would outweigh the benefit.

Commodity Price Risk Management
Our primary market risk is commodity price risk. We are exposed to market risks related to the volatility in the price of crude oil and refined products and volatility in the price of natural gas used in our refining operations. We periodically enter into derivative contracts in the form of commodity price swaps, collar contracts, forward contracts and futures contracts to mitigate price exposure with respect to our inventory positions, natural gas purchases, sales prices of refined products and crude oil costs.

Foreign Currency Risk Management
We are exposed to market risk related to the volatility in foreign currency exchange rates. We periodically enter into derivative contracts in the form of foreign exchange forward contracts to mitigate the exposure associated with fluctuations on intercompany notes with our foreign subsidiaries that are not denominated in the U.S. dollar.

As of March 31, 2026, we have the following notional amounts related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2026	2027	Unit of Measure

NYMEX futures (WTI) - short	1,480,000	1,480,000	—	Barrels
Commodity forward contracts - long	2,144,776	2,144,776	—	Barrels
Commodity forward contracts - short	1,882,000	1,882,000	—	Barrels
Foreign currency forward contracts	522,000,000	381,294,900	140,705,100	Canadian dollar
Forward platinum contracts (1)	62,371	27,445	34,926	Troy ounces
(1)Represents an embedded derivative within our precious metals financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 11 “Debt” in the Notes to Consolidated Financial Statements for additional information on these financing arrangements.

Counterparty financial information is reviewed to monitor financial stability and assess the ongoing ability to honor commitments under derivative contracts. We have not experienced, nor do we expect to experience, any difficulty in counterparties honoring their commitments.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations related to outstanding derivative instruments:

	March 31,
Derivative Fair Value Gain (Loss)	2026	2025

	(In millions)
10% increase in underlying commodity prices	$(14)	$(17)
10% decrease in underlying commodity prices	$14	$17

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as demarcated in Note 11 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows.

The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of March 31, 2026, are presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,800	$2,831	$73

For the variable rate under the HF Sinclair Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2026, there were no amounts outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rates applicable to the HF Sinclair Credit Agreement would not materially affect cash flows.

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

Earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, is calculated as Net income (loss) attributable to HF Sinclair stockholders plus (i) Interest expense, net of Interest income, (ii) Income tax expense and (iii) Depreciation and amortization. EBITDA is not a calculation provided for under GAAP; however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to Net income (loss) or Income from operations as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a financial indicator widely used by investors and analysts to measure our operating performance. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Below is our calculation of EBITDA:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Net income (loss) attributable to HF Sinclair stockholders	$648	$(4)
Add: interest expense	41	49
Less: interest income	(10)	(9)
Add: income tax expense	189	1
Add: depreciation and amortization	229	225
EBITDA	$1,097	$262

Reconciliation of refinery operating information (non-GAAP performance measures) to amounts reported under generally accepted accounting principles in the financial statements.

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

	Three Months Ended March 31,
	2026	2025

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$6,271	$5,651
Cost of sales (1)	5,555	5,485
Depreciation and amortization	145	137
Gross margin	571	29
Add: lower of cost or market inventory valuation adjustments	(604)	(116)
Add: operating expenses	468	461
Add: depreciation and amortization	145	137
Adjusted refinery gross margin	$580	$511

Sales of produced refined products (BPD) (2)	646,140	621,790

Average per produced barrel sold:
Gross margin	$9.82	$0.49
Add: lower of cost or market inventory valuation adjustments	(10.39)	(2.09)
Add: operating expenses	8.04	8.26
Add: depreciation and amortization	2.48	2.46
Adjusted refinery gross margin	$9.95	$9.12
Less: operating expenses	8.04	8.26
Adjusted refinery gross margin, less operating expenses	$1.91	$0.86
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

	Three Months Ended March 31,
	2026	2025

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$334	$190
Cost of sales (1)	132	205
Depreciation and amortization	19	23
Gross margin	183	(38)
Add: lower of cost or market inventory valuation adjustments	(68)	(1)
Add: operating expenses	22	23
Add: depreciation and amortization	19	23
Adjusted renewables gross margin	$156	$7

Sales of produced renewables products (in thousand gallons)	52,448	44,464

Average per produced gallon sold:
Gross margin	$3.47	$(0.86)
Add: lower of cost or market inventory valuation adjustments	(1.29)	(0.02)
Add: operating expenses	0.42	0.52
Add: depreciation and amortization	0.36	0.52
Adjusted renewables gross margin	$2.96	$0.16
Less: operating expenses	0.42	0.52
Adjusted renewables gross margin, less operating expenses	$2.54	$(0.36)
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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended March 31,
	2026	2025

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$792	$686
Cost of sales (1)	756	652
Depreciation and amortization	8	7
Gross margin	$28	$27
Add: depreciation and amortization	8	7
Adjusted marketing gross margin	$36	$34

Sales of refined products (in thousand gallons)	324,624	293,865

Average per gallon sold:
Gross margin	$0.09	$0.09
Add: depreciation and amortization	0.02	0.03
Adjusted marketing gross margin	$0.11	$0.12
(1) Exclusive of Depreciation and amortization.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Commitment and Contingency Reserves

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve. While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on the advice of counsel and information currently available to us, management believes that the resolution of these proceedings and investigations through settlement or adverse judgment will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

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

Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Environmental Matters

Renewable Fuel Standard

In August 2025, the EPA granted and denied, in whole or in part, small refinery exemption petitions for our Woods Cross, Cheyenne, Casper and Parco refineries for various compliance years from 2019 to 2024. In October 2025, certain of our subsidiaries filed lawsuits in the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) to overturn the EPA’s August 2025 denials and other actions (the “August 2025 cases”). In November 2025, the EPA granted in whole small refinery exemption petitions for our refinery in Tulsa, Oklahoma (the “Tulsa East Refinery”) for compliance years 2023 and 2024 and partially granted exemptions to several other refining companies. In December 2025, the Renewable Fuels Association filed a lawsuit challenging those exemptions, and the proceedings were subsequently consolidated with the August 2025 cases (the “Consolidated Cases”). In January 2026, certain of our subsidiaries intervened in the Consolidated Cases to defend the EPA’s grant of our Tulsa East Refinery exemptions. The DC Circuit has entered a briefing schedule in the Consolidated Cases, with our opening brief due on July 10, 2026.

Separately, in March 2026, the DC Circuit heard oral arguments in two severed cases arising from the EPA’s August 2025 decisions, including one addressing the denial of our Parco refinery’s exemption petition for the 2024 compliance year. On April 7, 2026, the DC Circuit issued a unanimous decision in our favor, holding that the EPA erred in deeming the Parco refinery ineligible for an exemption from its Renewable Fuel Standard obligations for the 2024 compliance year. The DC Circuit vacated the EPA’s denial and remanded the matter to the agency for a new decision on Parco refinery’s small refinery exemption petition.

These matters remain pending, and we are unable to estimate the impact at this time.

Item 1A.Risk Factors
There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors discussed in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

	(In millions, except share and per share data)
January 2026	1,399,930	$49.70	1,399,930	$389
February 2026	114,880	$51.94	114,880	$383
March 2026	—	$—	—	$383
Total for January - March 2026	1,514,810		1,514,810

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

As of March 31, 2026, we had remaining authorization to repurchase up to $383 million under the 2024 Share Repurchase Program.

Item 5. Other Information

None.

Item 6.Exhibits

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of HF Sinclair Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed May 15, 2025, File No. 1-41325).

3.2	Amended and Restated By-Laws of HF Sinclair Corporation (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 6, 2024, File No. 1-41325).

10.1+*	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (Franklin Myers).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HF SINCLAIR CORPORATION
(Registrant)

Date: May 1, 2026	/s/ Vivek Garg
Vivek Garg
Acting Chief Financial Officer, Vice President, Chief Accounting Officer and Controller (Principal Financial Officer & Principal Accounting Officer)