Form 10-Q
period 2026-06-30
HF Sinclair Corp
filed 2026-07-30
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
177,783,849 shares of Common Stock, par value $0.01 per share, were outstanding on July 24, 2026.

FORWARD-LOOKING STATEMENTS

References herein to HF Sinclair Corporation (“HF Sinclair”) include HF Sinclair and its consolidated subsidiaries. In this document, the words “we,” “our,” “ours” and “us” refer only to HF Sinclair and its consolidated subsidiaries or to HF Sinclair or an individual subsidiary and not to any other person, with certain exceptions.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those in Part II, Item 1 “Legal Proceedings” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “will,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

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

•the possibility that strategic transactions related to our Lubricants & Specialties segment may not be completed on the contemplated terms or timeline, or may not be completed at all, and the possibility that, if completed, such strategic transactions will not achieve the intended financial, strategic and operational benefits;
•the possibility that asset retirements may incur significant costs, charges and liabilities beyond our expectations, may not be completed on the contemplated timeline or may not be completed at all; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and in conjunction with the discussion in this Quarterly Report on Form 10-Q in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
“BPSD” means the number of barrels per stream day (barrels of capacity in a 24-hour period) of crude oil or petroleum products.
“Crack spread” is a common measure in the refining industry and is the difference between market prices for refined products and crude oil.
“EPA” means the U.S. Environmental Protection Agency.
“LCFS” means Low Carbon Fuel Standard.
“LPG” means liquefied petroleum gases.
“Lubricant” or “lube” means a solvent neutral paraffinic product used in commercial heavy duty engine oils, passenger car oils and specialty products for industrial applications such as heat transfer, metalworking, rubber and other general process oil.
“PTU” means pre-treatment unit.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2026	December 31, 2025

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,262	$978
Accounts receivable, net: Product and transportation	1,595	1,033
Crude oil resales	150	103
	1,745	1,136
Inventories: Crude oil and refined products (Note 9)	2,917	2,214
Materials, supplies and other	359	359
	3,276	2,573
Income taxes receivable	2	47
Prepayments and other	102	78
Total current assets	7,387	4,812

Properties, plants and equipment, at cost	11,518	11,392
Less: accumulated depreciation	(5,088)	(4,859)
	6,430	6,533
Operating lease right-of-use assets	362	349

Other assets: Turnaround costs	876	883
Goodwill	2,978	2,978
Equity method investments	259	226
Intangibles and other	702	729
	4,815	4,816
Total assets	$18,994	$16,510

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,489	$1,902
Income taxes payable	149	5
Operating lease liabilities	90	85
Accrued liabilities (Note 10)	1,020	493
Total current liabilities	3,748	2,485

Long-term debt, net (Note 12)	2,772	2,769
Noncurrent operating lease liabilities	297	289
Deferred income taxes	1,356	1,240
Other long-term liabilities (Note 10)	471	478
Total liabilities	8,644	7,261

Commitments and Contingencies (Note 16)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of June 30, 2026 and December 31, 2025	2	2
Additional capital	6,021	6,008
Retained earnings	6,733	5,373
Accumulated other comprehensive loss (Note 15)	(46)	(26)
Common stock held in treasury, at cost – 45,447,697 and 41,443,642 shares as of June 30, 2026 and December 31, 2025	(2,425)	(2,173)
Total HF Sinclair stockholders’ equity	10,285	9,184
Noncontrolling interests	65	65
Total equity	10,350	9,249
Total liabilities and equity	$18,994	$16,510
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Sales and other revenues (Note 3)	$10,390	$6,784	$17,513	$13,154

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	8,133	5,440	14,113	10,916
Lower of cost or market inventory valuation adjustments (Note 9)	30	148	(642)	31
Operating expenses	654	572	1,278	1,168
	8,817	6,160	14,749	12,115
Selling, general and administrative expenses (1)	130	114	245	218
Depreciation and amortization	228	226	457	451
Other operating expenses, net (Note 4)	47	9	47	14
Total operating costs and expenses	9,222	6,509	15,498	12,798
Income from operations	1,168	275	2,015	356

Other income (expense):
Earnings of equity method investments	6	10	14	21
Interest income	15	7	25	16
Interest expense	(20)	(53)	(61)	(102)
Other income (expense), net (Note 5)	3	7	18	(46)
	4	(29)	(4)	(111)
Income before income taxes	1,172	246	2,011	245

Income tax expense (Note 11):
Current	249	32	345	32
Deferred	30	4	123	5
	279	36	468	37
Net income	893	210	1,543	208
Less: net income attributable to noncontrolling interests	1	2	3	4
Net income attributable to HF Sinclair stockholders	$892	$208	$1,540	$204

Earnings per share attributable to HF Sinclair stockholders:
Basic	$4.93	$1.10	$8.48	$1.07
Diluted	$4.93	$1.10	$8.48	$1.07

Average number of common shares outstanding (in thousands):
Basic	179,417	188,110	180,032	188,298
Diluted	179,417	188,110	180,032	188,298
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$893	$210	$1,543	$208
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	31	(21)	36
Cash flow hedging instruments:
Change in fair value	(3)	—	(3)	—
Reclassifications to net income	1	—	1	—
Net unrealized loss on hedging instruments	(2)	—	(2)	—
Post-retirement healthcare plans gain reclassified to net income	(1)	(1)	(2)	(2)
Other comprehensive income (loss) before income taxes	(15)	30	(25)	34
Income tax expense (benefit)	(3)	6	(5)	7
Other comprehensive income (loss)	(12)	24	(20)	27
Comprehensive income	881	234	1,523	235
Less: comprehensive income attributable to noncontrolling interests	1	2	3	4
Comprehensive income attributable to HF Sinclair stockholders	$880	$232	$1,520	$231

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$1,543	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457	451
Asset impairments	47	1
Lower of cost or market inventory valuation adjustments	(642)	31
Earnings of equity method investments, net of distributions	(12)	(1)
Loss on early extinguishment of debt	—	16
Gain on sale of assets	—	(1)
Loss on sale of equity method investment	—	40
Deferred income tax expense	123	5
Equity-based compensation expense	15	13
Change in fair value – derivative instruments	(56)	40
(Increase) decrease in current assets:
Accounts receivable	(609)	(96)
Inventories	(65)	(25)
Income taxes receivable	45	17
Prepayments and other	(7)	3
Increase (decrease) in current liabilities:
Accounts payable	608	(22)
Income taxes payable	145	—
Accrued liabilities	551	156
Turnaround expenditures	(175)	(284)
Other, net	(1)	(54)
Net cash provided by operating activities	1,967	498

Cash flows from investing activities:
Additions to properties, plants and equipment	(220)	(197)
Acquisitions, net of cash acquired	(38)	—
Investment in equity method investment	(22)	—
Proceeds from sale of assets	—	2
Other, net	—	2
Net cash used for investing activities	(280)	(193)

Cash flows from financing activities:
Purchase of treasury stock, inclusive of excise tax	(255)	(50)
Dividends	(180)	(190)
Payments on financing arrangements	(25)	—
Distributions to noncontrolling interests	(3)	(6)
Proceeds from financing arrangements	71	—
Redemption of senior notes	—	(1,007)
Repayments under credit agreements	—	(350)
Proceeds from issuance of senior notes	—	1,394
Deferred financing costs	—	(19)
Other, net	(8)	(11)
Net cash used for financing activities	(400)	(239)

Effect of exchange rate on cash flow	(3)	8
Cash and cash equivalents:
Net change for the period	1,284	74
Cash and cash equivalents at beginning of period	978	800
Cash and cash equivalents at end of period	$2,262	$874

Supplemental disclosure of cash flow information:
Cash paid for interest	$(83)	$(63)
Decrease in accrued and unpaid capital expenditures	$(16)	$(8)
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Three Months Ended June 30, 2026
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at March 31, 2026	223,231	$2	$6,015	$5,930	$(34)	42,958	$(2,249)	$65	$9,729
Net income	—	—	—	892	—	—	—	1	893
Dividends ($0.50 declared per common share)	—	—	—	(89)	—	—	—	—	(89)
Other comprehensive loss, net of tax	—	—	—	—	(12)	—	—	—	(12)
Issuance of common shares under incentive compensation plans	—	—	(2)	—	—	(33)	2	—	—
Equity-based compensation	—	—	8	—	—	—	—	—	8
Treasury stock acquired and excise tax	—	—	—	—	—	2,523	(178)	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2026	223,231	$2	$6,021	$6,733	$(46)	45,448	$(2,425)	$65	$10,350

	Three Months Ended June 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at March 31, 2025	223,231	$2	$6,003	$5,071	$(44)	34,824	$(1,845)	$66	$9,253
Net income	—	—	—	208	—	—	—	2	210
Dividends ($0.50 declared per common share)	—	—	—	(95)	—	—	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	24	—	—	—	24
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(4)	—	—	—
Equity-based compensation	—	—	8	—	—	—	—	—	8
Treasury stock acquired and excise tax	—	—	—	—	—	1,331	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2025	223,231	$2	$6,011	$5,184	$(20)	36,151	$(1,895)	$66	$9,348
(1)In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Six Months Ended June 30, 2026
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2025	223,231	$2	$6,008	$5,373	$(26)	41,444	$(2,173)	$65	$9,249
Net income	—	—	—	1,540	—	—	—	3	1,543
Dividends ($1.00 declared per common share)	—	—	—	(180)	—	—	—	—	(180)
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	—	(20)
Issuance of common shares under incentive compensation plans	—	—	(2)	—	—	(34)	2	—	—
Equity-based compensation	—	—	15	—	—	—	—	—	15
Treasury stock acquired and excise tax	—	—	—	—	—	4,038	(254)	—	(254)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2026	223,231	$2	$6,021	$6,733	$(46)	45,448	$(2,425)	$65	$10,350

	Six Months Ended June 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
Net income	—	—	—	204	—	—	—	4	208
Dividends ($1.00 declared per common share)	—	—	—	(190)	—	—	—	—	(190)
Other comprehensive income, net of tax	—	—	—	—	27	—	—	—	27
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(7)	—	—	—
Equity-based compensation	—	—	13	—	—	—	—	—	13
Treasury stock acquired and excise tax	—	—	—	—	—	1,332	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2025	223,231	$2	$6,011	$5,184	$(20)	36,151	$(1,895)	$66	$9,348
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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,800 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, we produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

On July 28, 2026, we announced the decision to retire our Mississauga, Ontario base oil refining assets, with the transition expected to be substantially completed by the second half of 2027.

Industrial Oils Unlimited Acquisition
In January 2026, we acquired Industrial Oils Unlimited for a total consideration of $40 million. Total cash paid for the net identifiable assets recognized, net of cash acquired, was $38 million. Industrial Oils Unlimited is a producer of high-quality lubricants and specialty fluids with blending facilities in Tulsa, Oklahoma; Shreveport, Louisiana; and Little Rock and Fort Smith, Arkansas, as well as warehousing and terminal facilities in Pampa and Midland, Texas.

This transaction was accounted for as a business combination using the acquisition method of accounting, with the purchase price allocated to the fair value of the acquired assets and liabilities as of the acquisition date.

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

In September 2025, ASU 2025-06, “Internal-Use Software” was issued amending guidance related to the accounting for internal-use software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2026, ASU 2026-02, “Environmental Credits and Environmental Credit Obligations” was issued. ASU 2026-02 provides recognition, measurement, presentation and disclosure requirements for all entities that generate or receive environmental credits, or have a regulatory compliance obligation that may be settled with environmental credits. This update is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and is required to be adopted retrospectively. Early adoption is permitted. We are currently assessing the impact that adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

Cushing Connect and its two subsidiaries (the “Cushing Connect Entities”) are variable interest entities under GAAP because they lack sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities as HEP constructed and operates the Cushing Connect Pipeline, and we have the ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

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

	June 30, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$4	$1
Properties, plants and equipment, at cost	103	103
Less: accumulated depreciation	(17)	(15)
	86	88
Intangibles and other	26	28

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Revenues by type:
Refined product revenues:
Transportation fuels (1)	$8,318	$5,344	$13,823	$10,305
Lubricants and specialty products (2)	879	583	1,465	1,180
Asphalt, fuel oil and other products (3)	587	393	980	712
Total refined product revenues	9,784	6,320	16,268	12,197
Excess crude oil revenues (4)	310	345	739	728
Transportation and logistics services	32	29	63	58
Other revenues (5)	264	90	443	171
Total sales and other revenues	$10,390	$6,784	$17,513	$13,154

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Refined product revenues by market: (6)
United States:
Mid-Continent	$3,364	$2,221	$5,654	$4,346
Rocky Mountains	2,324	1,370	3,729	2,597
Northwest	1,893	1,290	3,177	2,441
Southwest	1,416	919	2,402	1,773
Northeast	309	200	509	432
Canada	391	251	638	468
Other	87	69	159	140
Total refined product revenues	$9,784	$6,320	$16,268	$12,197

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
(5)Other revenues are principally attributable to our Refining, Renewables, Marketing and Lubricants & Specialties segments. During the three months ended June 30, 2026, other revenues included Refining RINs sales of $163 million. During the six months ended June 30, 2026, other revenues included Refining and Renewables RINs sales of $239 million.
(6)Revenues are allocated to markets based on the location where the sale originated.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2026, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2035. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2026	2027	2028	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	20	34	25	14	93

Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals, resulting in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of June 30, 2026 are as follows:

Contractual Minimum	Remainder of 2026	2027	2028	Thereafter	Total

	(In millions)
Midstream operations revenues	$11	$22	$22	$45	$100

NOTE 4:Other Operating Expenses, Net

During the three and six months ended June 30, 2026, we recorded an impairment charge of $47 million related to the abandonment of certain assets under construction in our Renewables segment. During the three and six months ended June 30, 2025, Other operating expenses, net primarily relates to decommissioning and closure costs of $8 million in our Refining segment.

NOTE 5:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Gain on settlement of precious metals	$—	$—	$14	$—
Gain on sale of assets and other	2	7	3	8
Gain on foreign currency transactions	1	1	1	2
Loss on sale of equity method investment (1)	—	—	—	(40)
Loss on early extinguishment of debt	—	(1)	—	(16)
Other income (expense), net	$3	$7	$18	$(46)
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

The carrying amounts of derivative instruments, certain financing arrangements and environmental credit obligations as of June 30, 2026 and December 31, 2025 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
June 30, 2026
Assets:
Commodity contracts	$8	$3	$4	$1
Foreign currency forward contracts	14	—	14	—
Total assets	$22	$3	$18	$1

Liabilities:
Commodity contracts	$5	$—	$5	$—
Financing arrangements - precious metals	95	—	99	—
Environmental credit obligations	498	—	498	—
Total liabilities	$598	$—	$602	$—

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
December 31, 2025
Assets:
Commodity contracts	$5	$—	$5	$—
Total assets	$5	$—	$5	$—

Liabilities:
Commodity contracts	$5	$—	$5	$—
Financing arrangements - precious metals	94	—	96	—
Foreign currency forward contracts	6	—	6	—
Environmental credit obligations	46	—	46	—
Total liabilities	$151	$—	$153	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 Fair Value Measurements: Our futures contracts based on New York Mercantile Exchange (“NYMEX”) pricing are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements: Derivative instruments consisting of foreign currency forward contracts, commodity price swaps, and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of foreign currency forward contracts is derived using market quotes for similar types of instruments. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are computed using market-based observable inputs and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is computed using quoted forward commodity prices. The fair value of our precious metals financing arrangements, discussed in Note 12, is computed using quoted forward commodity prices. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

Level 3 Fair Value Measurements: Certain of our commodity price swap contracts are measured using unobservable Level 3 inputs that adjust the fair value for regional pricing and grade differentials.

See Note 13 for additional information on derivative instruments and hedging activities.

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

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income attributable to HF Sinclair stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except share and per share data)
Net income attributable to HF Sinclair stockholders	$892	$208	$1,540	$204
Less: participating securities’ share in earnings (1)	7	2	13	2
Net income attributable to common shares	$885	$206	$1,527	$202

Average number of common shares outstanding (in thousands):
Basic	179,417	188,110	180,032	188,298
Diluted	179,417	188,110	180,032	188,298

Basic earnings per share	$4.93	$1.10	$8.48	$1.07
Diluted earnings per share	$4.93	$1.10	$8.48	$1.07
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8:Stock-Based Compensation

We have a principal share-based compensation plan, the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. An aggregate of 6,368,930 of these awards may be issued pursuant to awards granted under the 2020 Plan. We also have a stock compensation deferral plan that allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan. Compensation expense for awards with pro-rata vesting is recognized ratably over the service periods. Share-based awards paid in cash upon vesting are accounted for as liability awards and recorded at fair value at the end of each reporting period with a mark-to-mark adjustment recognized in earnings. The liability awards had nominal balances as of June 30, 2026 and December 31, 2025.

The stock-based compensation expense was $10 million for each of the three months ended June 30, 2026 and 2025, respectively. The stock-based compensation expense was $17 million and $15 million for the six months ended June 30, 2026 and 2025, respectively.

A summary of restricted stock units and performance share units activity during the six months ended June 30, 2026 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2026	977,500	755,516
Granted (1)	43,209	163,609
Vested	(33,644)	—
Forfeited	(214,821)	(435,851)
Outstanding at June 30, 2026	772,244	483,274
(1)For the six months ended June 30, 2026, the weighted average grant date fair value per unit for restricted stock units and performance share units was $68.28 and $70.49, respectively.

NOTE 9:Inventories

Inventories consist of the following components:

	June 30, 2026	December 31, 2025

	(In millions)
Crude oil	$759	$874
Other raw materials and unfinished products (1)	875	709
Finished products (2)	1,347	1,337
Lower of cost or market reserve	(64)	(706)
Crude oil and refined products	2,917	2,214

Process chemicals (3)	55	54
Repair and maintenance supplies and other (4)	304	305
Materials, supplies and other	359	359
Total inventories	$3,276	$2,573
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Refining and Renewables segment inventories are valued at the lower of last-in, first-out cost or market based on market conditions at that time. The following table summarizes the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2025	$604	$102	$706
Lower of cost or market inventory valuation adjustments	(604)	(38)	(642)
Balance at June 30, 2026	$—	$64	$64

NOTE 10:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025

	(In millions)
Environmental credit obligations	$521	$64
Wage and other employee-related liabilities	166	88
Financing arrangements - precious metals	95	94
Accrued interest expense	64	65
Accrued taxes other than income	34	27
Environmental liabilities (1)	24	22
Financing lease liabilities	14	14
Commodity and foreign currency derivatives	5	11
Other	97	108
Total accrued liabilities	$1,020	$493

Other long-term liabilities consist of the following:

	June 30, 2026	December 31, 2025

	(In millions)
Environmental liabilities (1)	$186	$167
Financing lease liabilities	71	75
Asset retirement obligations	68	68
Other	146	168
Total other long-term liabilities	$471	$478
(1)Environmental liability accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Environmental liabilities are recorded when a loss is considered probable and can be reasonably estimated, and may be adjusted as additional information becomes available. Environmental remediation expenses were $23 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $27 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 11:Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Income before income taxes	$1,172	$246	$2,011	$245
Income tax expense	$279	$36	$468	$37
Effective income tax rate (1)	23.9%	14.5%	23.3%	15.1%
(1)    Due to rounding of reported numbers, some amounts may not calculate exactly.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2026, the effective tax rate was higher than the statutory rate of 21.0%, which was primarily due to state and local income taxes on pre-tax earnings, partially offset from the benefits of nontaxable renewable fuel incentives. For the three and six months ended June 30, 2025, the effective tax rate was lower than the statutory rate of 21.0% primarily due to the relationship between pre-tax results and a discrete tax benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025.

NOTE 12:Debt

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

At June 30, 2026, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

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

Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the six months ended June 30, 2026, we received proceeds of $71 million, made principal payments of $25 million and realized non-cash settlements on obligations of $19 million related to such agreements.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At June 30, 2026, we had letters of credit totaling a nominal amount under such credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount (1)
	Maturity Date	June 30, 2026	December 31, 2025

		(In millions)
HF Sinclair Senior Notes:
5.000% Senior Notes	February 2028	$499	$499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	650
5.500% Senior Notes	September 2032	500	500
6.250% Senior Notes	January 2035	750	750
		2,724	2,724
HollyFrontier Senior Notes:
4.500% Senior Notes	October 2030	75	75
		75	75
HEP Senior Notes:
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,800	2,800

HF Sinclair Credit Agreement	April 2030	—	—
		—	—
Total debt at face value		$2,800	$2,800
Unamortized discount and debt issuance costs		(28)	(31)
Long-term debt		$2,772	$2,769
(1)As of June 30, 2026 and December 31, 2025, the carrying amounts of our Senior Notes equaled the principal amounts.

The fair values of the senior notes are as follows:

	June 30, 2026	December 31, 2025

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,834	$2,858

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

For both the three and six months ended June 30, 2026 and 2025, the amounts recorded in other comprehensive income and reclassified from accumulated other comprehensive into earnings were nominal.

Economic Hedges
We periodically enter into commodity and futures contracts to lock in prices for forecasted inventory purchases and sales, basis swaps to mitigate exposure to natural gas price volatility, and forward purchase and sale agreements to lock in basis spread differentials for forecasted crude oil and refined product transactions. Additionally, we periodically use collar contracts to mitigate exposure to natural gas price volatility. We also have forward currency contracts to fix the rate of foreign currency. These contracts serve as economic hedges.

We also enter into precious metals financing arrangements, which as discussed in Note 12, could require repayment under certain conditions based on the future pricing of precious metals, resulting in an embedded derivative. These financing arrangements have embedded derivatives that are measured at fair value with changes in fair value recorded in Interest expense.

The following table presents the pre-tax effect on Net income due to maturities and fair value adjustments of our economic hedges:

Gain (Loss) Recognized in Net Income	Statements of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$7	$14	$(53)	$11
	Interest expense	23	(10)	26	(15)
Foreign currency contracts	Other income (expense), net	8	(18)	15	(18)
	Total	$38	$(14)	$(12)	$(22)

As of June 30, 2026, we have the following notional amounts related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2026	2027	Unit of Measure

Derivatives designated as cash flow hedging instruments:
WTI crude oil price swaps - long	325,000	325,000	—	Barrels
Sub-octane gasoline and diesel price swaps - short	325,000	325,000	—	Barrels

Derivatives not designated as cash flow hedging instruments:
Commodity contracts - long	1,219,847	1,219,847	—	Barrels
Commodity contracts - short	1,428,765	1,428,765	—	Barrels
Foreign currency forward contracts	522,000,000	240,589,800	281,410,200	Canadian dollar
Forward platinum contracts (1)	62,371	27,445	34,926	Troy ounces
(1)Represents an embedded derivative within our precious metals financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 12 for additional information on these financing arrangements.

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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
June 30, 2026
Derivatives designated as cash flow hedging instruments:
WTI crude oil price swaps - long	$—	$—	$—	$3	$—	$3
Sub-octane gasoline and diesel price swaps - short	1	—	1	—	—	—
Total	$1	$—	$1	$3	$—	$3

Derivatives not designated as cash flow hedging instruments:
Commodity contracts - long	$3	$—	$3	$—	$—	$—
Commodity contracts - short	4	—	4	2	—	2
Foreign currency forward contracts	14	—	14	—	—	—
Forward platinum contracts (1)	—	—	—	—	(15)	(15)
Total	$21	$—	$21	$2	$(15)	$(13)

Balance sheet classification:	Prepayments and other		$22	Accrued liabilities		$(10)

December 31, 2025
Derivatives not designated as cash flow hedging instruments:
Commodity contracts - long	$3	$—	$3	$2	$—	$2
Commodity contracts - short	2	—	2	3	—	3
Foreign currency forward contracts	—	—	—	6	—	6
Forward platinum contracts (1)	—	—	—	33	—	33
Total	$5	$—	$5	$44	$—	$44

Balance sheet classification:	Prepayments and other		$5	Accrued liabilities		$44
(1)Represents an embedded derivative within our precious metals financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 12 for additional information on these financing arrangements.

NOTE 14:Stockholders’ Equity

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 18, 2026, we repurchased 1,455,180 shares of our outstanding common stock from REH in a privately negotiated transaction under the 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated May 18, 2026 (the “May 2026 Stock Purchase Agreement”), between us and REH. The price paid under the May 2026 Stock Purchase Agreement was $68.72 per share resulting in an aggregate purchase price of $100 million. The purchase price was funded with cash on hand.

As of June 30, 2026, we had remaining authorization to repurchase up to $208 million under the 2024 Share Repurchase Program.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase program for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except share data)
Number of shares repurchased (1)	2,509,918	1,329,725	4,024,728	1,329,725
Cash paid for shares repurchased	$175	$50	$251	$50
(1)During the three and six months ended June 30, 2026, 1,455,180 shares were repurchased for $100 million pursuant to privately negotiated repurchases from REH. No such privately negotiated repurchases were made during the six months ended June 30, 2025.

During the six months ended June 30, 2026 and 2025, we withheld 12,971 and 2,351 shares, respectively, of our common stock from certain employees. These nominal withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time we concurrently made cash payments to fund income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

On July 28, 2026, our Board of Directors declared a regular quarterly dividend in the amount of $0.525 per share, an increase of 5% over our previous dividend of $0.50 per share. The dividend is payable on September 2, 2026 to holders of record of common stock on August 11, 2026.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15:Other Comprehensive Income (Loss)

The components and allocated tax effects of Other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Three Months Ended June 30, 2026
Net change in foreign currency translation adjustment	$(12)	$(2)	$(10)
Net unrealized loss on hedging instruments	(2)	—	(2)
Net change in pension and other post-retirement benefit obligations	(1)	(1)	—
Other comprehensive loss attributable to HF Sinclair stockholders	$(15)	$(3)	$(12)

Three Months Ended June 30, 2025
Net change in foreign currency translation adjustment	$31	$6	$25
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive income attributable to HF Sinclair stockholders	$30	$6	$24

Six Months Ended June 30, 2026
Net change in foreign currency translation adjustment	$(21)	$(4)	$(17)
Net unrealized loss on hedging instruments	(2)	—	(2)
Net change in pension and other post-retirement benefit obligations	(2)	(1)	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(25)	$(5)	$(20)

Six Months Ended June 30, 2025
Net change in foreign currency translation adjustment	$36	$6	$30
Net change in pension and other post-retirement benefit obligations	(2)	1	(3)
Other comprehensive income attributable to HF Sinclair stockholders	$34	$7	$27

The following table presents the line item effects for reclassifications out of accumulated other comprehensive income (“AOCI”) and into the consolidated statements of operations:

	Three Months Ended June 30,
	2026	2025

AOCI Component	Gain (Loss) Reclassified from AOCI		Statements of Operations Line Item

	(In millions)
Hedging instruments:
Commodity price swaps	$(1)	$—	Sales and other revenues
	(1)	—	Income tax benefit
	—	—	Net of tax

Post-retirement healthcare obligations	1	1	Other income (expense), net
	1	—	Income tax expense
	—	1	Net of tax

Total reclassifications for the period	$—	$1

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

AOCI Component	Gain (Loss) Reclassified from AOCI		Statements of Operations Line Item

	(In millions)
Hedging instruments:
Commodity price swaps	$(1)	$—	Sales and other revenues
	(1)	—	Income tax benefit
	—	—	Net of tax

Post-retirement healthcare obligations	2	2	Other income (expense), net
	1	1	Income tax expense
	1	1	Net of tax

Total reclassifications for the period	$1	$1

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	June 30, 2026	December 31, 2025

	(In millions)
Foreign currency translation adjustment	$(47)	$(30)
Unrealized loss on hedging activities	(2)	—
Unrealized gain on post-retirement benefit obligations	3	4
Accumulated other comprehensive loss	$(46)	$(26)

NOTE 16:Commitments and Contingencies

We are a party to various litigation and legal proceedings in the ordinary course of business that we believe, based on the advice of counsel, will not have, either individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.

In August 2025, the EPA granted and denied, in whole or in part, small refinery exemption petitions for our Woods Cross, Cheyenne, Casper and Parco refineries for various compliance years from 2019 to 2024. In October 2025, certain of our subsidiaries filed lawsuits in the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) to overturn the EPA’s August 2025 denials and other actions (the “August 2025 cases”). In November 2025, the EPA granted in whole small refinery exemption petitions for our refinery in Tulsa, Oklahoma (the “Tulsa East Refinery”) for compliance years 2023 and 2024 and partially granted exemptions to several other refining companies. In December 2025, the Renewable Fuels Association filed a lawsuit challenging those exemptions, and the proceedings were subsequently consolidated with the August 2025 cases (the “Consolidated Cases”). In January 2026, certain of our subsidiaries intervened in the Consolidated Cases to defend the EPA’s grant of our Tulsa East Refinery exemptions. The DC Circuit has entered a briefing schedule in the Consolidated Cases. Our opening brief was filed with the DC Circuit in July 2026, and the EPA’s response brief is due in November 2026.

Separately, in March 2026, the DC Circuit heard oral arguments in two severed cases arising from the EPA’s August 2025 decisions, including one addressing the denial of our Parco refinery’s exemption petition for the 2024 compliance year. On April 7, 2026, the DC Circuit issued a unanimous decision in our favor, holding that the EPA erred in deeming the Parco refinery ineligible for an exemption from its Renewable Fuel Standard obligations for the 2024 compliance year. The DC Circuit vacated the EPA’s denial and remanded the matter to the EPA for a new decision on Parco refinery’s small refinery exemption petition. The DC Circuit issued its mandate on April 24, 2026. After the EPA failed to issue a new decision within 90 days of the mandate, we filed an emergency motion on July 24, 2026, seeking enforcement of the mandate or, alternatively, a writ of mandamus compelling the EPA to issue a new decision on our Parco refinery’s 2024 SRE petition.

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

The Lubricants & Specialties segment includes Petro-Canada Lubricants’ production operations in Mississauga, Ontario, which produce lubricant products such as base oils, white oils, specialty products and finished lubricants, as well as Petro-Canada Lubricants’ marketing operations, which distribute products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes the Sinclair Lubricants brand and specialty lubricant products produced at our Tulsa facilities that are marketed throughout North America and distributed in Central and South America, and the operations of Red Giant Oil, one of the leading suppliers of locomotive engine oil in North America. The Lubricants & Specialties segment also includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe, and Industrial Oils Unlimited, a producer of high-quality lubricants and specialty fluids with blending, warehousing and terminal facilities in the United States.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a summary of the financial information of our reportable segments reconciled to the amounts reported in the consolidated financial statements.

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Three Months Ended June 30, 2026
Sales and other revenues:
Revenues from external customers	$7,747	$243	$1,370	$998	$32	$—	$10,390
Intersegment revenues and other (1)	1,481	243	—	1	135	(1,860)	—
	9,228	486	1,370	999	167	(1,860)	10,390
Cost of sales: (2)
Cost of materials and other (3)	7,649	339	1,332	674	—	(1,861)	8,133
Lower of cost or market inventory valuation adjustments	—	30	—	—	—	—	30
Operating expenses	491	23	—	78	60	2	654
	8,140	392	1,332	752	60	(1,859)	8,817
Selling, general and administrative expenses (2)	65	1	10	41	2	11	130
Depreciation and amortization	146	16	8	25	18	15	228
Other operating expenses, net	—	47	—	—	—	—	47
Income (loss) from operations	$877	$30	$20	$181	$87	$(27)	$1,168
Earnings of equity method investments							6
Interest income							15
Interest expense							(20)
Other income, net							3
Income before income taxes							$1,172

Capital expenditures	$69	$1	$25	$7	$11	$5	$118

Three Months Ended June 30, 2025
Sales and other revenues:
Revenues from external customers	$5,158	$131	$826	$641	$28	$—	$6,784
Intersegment revenues and other (1)	861	127	—	4	129	(1,121)	—
	6,019	258	826	645	157	(1,121)	6,784
Cost of sales: (2)
Cost of materials and other (3)	5,045	238	792	486	—	(1,121)	5,440
Lower of cost or market inventory valuation adjustments	172	(24)	—	—	—	—	148
Operating expenses	441	22	—	63	45	1	572
	5,658	236	792	549	45	(1,120)	6,160
Selling, general and administrative expenses (2)	52	—	9	43	2	8	114
Depreciation and amortization	134	26	7	22	19	18	226
Other operating expenses, net	9	—	—	—	—	—	9
Income (loss) from operations	$166	$(4)	$18	$31	$91	$(27)	$275
Earnings of equity method investments							10
Interest income							7
Interest expense							(53)
Other income, net							7
Income before income taxes							$246

Capital expenditures	$71	$—	$11	$11	$12	$6	$111

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Six Months Ended June 30, 2026
Sales and other revenues:
Revenues from external customers	$13,186	$451	$2,162	$1,651	$63	$—	$17,513
Intersegment revenues and other (1)	2,313	369	—	2	270	(2,954)	—
	15,499	820	2,162	1,653	333	(2,954)	17,513
Cost of sales: (2)
Cost of materials and other (3)	13,340	517	2,088	1,124	—	(2,956)	14,113
Lower of cost or market inventory valuation adjustments	(604)	(38)	—	—	—	—	(642)
Operating expenses	959	45	—	152	119	3	1,278
	13,695	524	2,088	1,276	119	(2,953)	14,749
Selling, general and administrative expenses (2)	122	2	18	83	4	16	245
Depreciation and amortization	291	35	16	49	37	29	457
Other operating expenses, net	—	47	—	—	—	—	47
Income (loss) from operations	$1,391	$212	$40	$245	$173	$(46)	$2,015
Earnings of equity method investments							14
Interest income							25
Interest expense							(61)
Other income, net							18
Income before income taxes							$2,011

Capital expenditures	$133	$2	$43	$13	$23	$6	$220

Six Months Ended June 30, 2025
Sales and other revenues:
Revenues from external customers	$10,081	$225	$1,512	$1,278	$58	$—	$13,154
Intersegment revenues and other (1)	1,589	223	—	5	255	(2,072)	—
	11,670	448	1,512	1,283	313	(2,072)	13,154
Cost of sales: (2)
Cost of materials and other (3)	10,185	421	1,444	939	—	(2,073)	10,916
Lower of cost or market inventory valuation adjustments	56	(25)	—	—	—	—	31
Operating expenses	902	45	—	127	91	3	1,168
	11,143	441	1,444	1,066	91	(2,070)	12,115
Selling, general and administrative expenses (2)	106	1	16	79	4	12	218
Depreciation and amortization	271	49	14	44	37	36	451
Other operating expenses, net	14	—	—	—	—	—	14
Income (loss) from operations	$136	$(43)	$38	$94	$181	$(50)	$356
Earnings of equity method investments							21
Interest income							16
Interest expense							(102)
Other expense, net							(46)
Income before income taxes							$245

Capital expenditures	$130	$1	$16	$20	$21	$9	$197
(1)Refining intersegment revenues relate to transportation fuels sold to the Marketing segment. Renewables intersegment revenues relate to the sale of transportation fuels and RINs sold to the Refining segment. Midstream intersegment revenues relate to pipeline and terminalling services provided primarily to the Refining segment, including leases. These transactions eliminate in consolidation.
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

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,800 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, we produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

On July 28, 2026, we announced plans to pursue a separation of our Lubricants & Specialties segment through the capital markets, creating a new independent, publicly traded company (the “Potential Separation”). As part of this transformation, we also made the decision to retire our Mississauga, Ontario base oil refining assets, with the transition expected to be substantially completed over the course of 2027 (the “Mississauga Asset Retirement”). The Lubricants & Specialties business will maintain the continued operations of its R&D laboratory, lubricant blending and packaging, as well as supply chain, logistics, and commercial operations, in the Ontario region, and will also continue to deliver base oil solutions through strategic third-party commercial arrangements, complemented by continued access to Group I and specialty products from HF Sinclair’s Tulsa refinery.

Market Developments
For the three months ended June 30, 2026, Net income attributable to HF Sinclair stockholders was $892 million, compared to a Net income attributable to HF Sinclair stockholders of $208 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, Net income attributable to HF Sinclair stockholders was $1,540 million, compared to $204 million for the six months ended June 30, 2025.

Adjusted refinery gross margin per barrel sold increased $9.45, or 57%, from $16.50 for the three months ended June 30, 2025 to $25.95 for the three months ended June 30, 2026. Adjusted refinery gross margin per barrel sold increased $5.22, or 40%, from $12.91 for the six months ended June 30, 2025 to $18.13 for the six months ended June 30, 2026.

In the Refining segment, we saw strong refining margins and volumes in the Mid-Continent and West regions as a result of steady demand, tight supply and favorable crack spreads. Additionally, our results were impacted by planned maintenance at our Parco and Navajo refineries and unplanned maintenance at our El Dorado refinery. For the third quarter of 2026, we expect to run between 590,000-620,000 barrels per day of crude oil, which reflects the planned turnaround at our El Dorado refinery.

In the Renewables segment, margins were favorably impacted in the second quarter of 2026 from improved RINs prices, higher Producer’s Tax Credit (“PTC”) benefits and increased volumes. During the second quarter of 2025, we were only able to recognize partial benefits from the PTC.

In the Marketing segment, we continued to realize strong value from our Sinclair branded sites during the second quarter of 2026, as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually.

In the Lubricants & Specialties segment, we saw solid performance (excluding first-in, first out (“FIFO”) impacts), driven by higher sales volumes and product prices during the three months ended June 30, 2026.

In the Midstream segment, our results continued to benefit from higher pipeline revenues and throughput volumes, partially offset by higher operating expenses during the three months ended June 30, 2026.

We continue to review and adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions, including ongoing tariff and trade negotiations and global hostilities, such as the ongoing military conflict in the Middle East, will depend on various factors and consequences beyond our control.

On July 28, 2026, our Board of Directors declared a regular quarterly dividend in the amount of $0.525 per share, an increase of 5% over our previous dividend of $0.50 per share. The dividend is payable on September 2, 2026 to holders of record of common stock on August 11, 2026.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to satisfy annual renewable volume obligations calculated as a percentage of their petroleum fuel shipments or imports, which may be met through physical blending of renewable fuels or by purchasing and retiring RINs. Compliance with RFS regulations significantly increased our Cost of materials and other, with RINs costs totaling $638 million and $996 million for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2026, the Refining segment recognized $163 million and $183 million in revenues related to RINs sales which are included in Sales and other revenues in our consolidated statement of operations. In addition, during the six months ended June 30, 2026, we recognized $21 million in Sales and other revenues related to the small refinery RINs waivers granted by the EPA in the fourth quarter of 2025. At June 30, 2026, our open RINs credit obligations were $493 million. For additional information regarding the RFS and small refinery RINs waivers, refer to the discussion under “Renewable Fuel Standard” in Item 1 of Part II of this Quarterly Report on Form 10-Q.

A more detailed discussion of our financial and operating results for the three and six months ended June 30, 2026 and 2025 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended June 30,		Change from 2025
	2026	2025	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$10,390	$6,784	$3,606	53%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	8,133	5,440	2,693	50%
Lower of cost or market inventory valuation adjustments	30	148	(118)	(80)%
Operating expenses	654	572	82	14%
	8,817	6,160	2,657	43%
Selling, general and administrative expenses (1)	130	114	16	14%
Depreciation and amortization	228	226	2	1%
Other operating expenses, net	47	9	38	422%
Total operating costs and expenses	9,222	6,509	2,713	42%
Income from operations	1,168	275	893	325%

Other income (expense):
Earnings of equity method investments	6	10	(4)	(40)%
Interest income	15	7	8	114%
Interest expense	(20)	(53)	33	(62)%
Other income, net	3	7	(4)	(57)%
	4	(29)	33	NM
Income before income taxes	1,172	246	926	376%

Income tax expense:
Current	249	32	217	678%
Deferred	30	4	26	650%
	279	36	243	675%
Net income	893	210	683	325%
Less: net income attributable to noncontrolling interests	1	2	(1)	(50)%
Net income attributable to HF Sinclair stockholders	$892	$208	$684	329%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$4.93	$1.10	$3.83	348%
Diluted	$4.93	$1.10	$3.83	348%

Average number of common shares outstanding (in thousands):
Basic	179,417	188,110	(8,693)	(5)%
Diluted	179,417	188,110	(8,693)	(5)%

	Six Months Ended June 30, 2026		Change from 2025
	2026	2025	Change	Percent

	(In millions, except per share data)
Sales and other revenues	$17,513	$13,154	$4,359	33%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	14,113	10,916	3,197	29%
Lower of cost or market inventory valuation adjustments	(642)	31	(673)	NM
Operating expenses	1,278	1,168	110	9%
	14,749	12,115	2,634	22%
Selling, general and administrative expenses (1)	245	218	27	12%
Depreciation and amortization	457	451	6	1%
Other operating expenses, net	47	14	33	236%
Total operating costs and expenses	15,498	12,798	2,700	21%
Income from operations	2,015	356	1,659	466%

Other income (expense):
Earnings of equity method investments	14	21	(7)	(33)%
Interest income	25	16	9	56%
Interest expense	(61)	(102)	41	(40)%
Other income (expense), net	18	(46)	64	NM
	(4)	(111)	107	(96)%
Income before income taxes	2,011	245	1,766	721%

Income tax expense:
Current	345	32	313	978%
Deferred	123	5	118	2,360%
	468	37	431	1,165%
Net income	1,543	208	1,335	642%
Less: net income attributable to noncontrolling interests	3	4	(1)	(25)%
Net income attributable to HF Sinclair stockholders	$1,540	$204	$1,336	655%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$8.48	$1.07	$7.41	693%
Diluted	$8.48	$1.07	$7.41	693%

Average number of common shares outstanding (in thousands):
Basic	180,032	188,298	(8,266)	(4)%
Diluted	180,032	188,298	(8,266)	(4)%
(1) Exclusive of Depreciation and amortization.
(2) Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	June 30, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$2,262	$978
Working capital	$3,639	$2,327
Total assets	$18,994	$16,510
Total debt	$2,772	$2,769
Total equity	$10,350	$9,249

Other Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Net cash provided by operating activities	$1,510	$587	$1,967	$498
Net cash used for investing activities	$(119)	$(108)	$(280)	$(193)
Net cash used for financing activities	$(275)	$(159)	$(400)	$(239)
Capital expenditures	$118	$111	$220	$197
EBITDA (1)	$1,404	$516	$2,501	$778
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Mid-Continent Region
Crude charge (BPD) (1)	272,430	252,690	268,180	256,630
Refinery throughput (BPD) (2)	287,200	269,850	284,800	273,150
Sales of produced refined products (BPD) (3)	266,690	259,220	269,730	257,300
Refinery utilization (4)	104.8%	97.2%	103.1%	98.7%

Average per produced barrel sold: (5)
Gross margin (6)	$9.64	$2.29	$9.22	$1.76

Adjusted refinery gross margin (7)	$19.00	$15.52	$11.24	$11.61
Less: operating expenses (8)	7.23	6.28	7.22	6.69
Adjusted refinery gross margin, less operating expenses	$11.77	$9.24	$4.02	$4.92

Operating expenses per throughput barrel (9)	$6.72	$6.03	$6.83	$6.31

Feedstocks:
Sweet crude oil	54%	50%	52%	50%
Sour crude oil	26%	25%	26%	25%
Heavy sour crude oil	15%	19%	16%	19%
Other feedstocks and blends	5%	6%	6%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	49%	51%	50%	52%
Diesel fuels	33%	32%	32%	31%
Jet fuels	7%	7%	7%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	4%	3%	4%	3%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

West Region
Crude charge (BPD) (1)	367,250	363,240	358,260	354,430
Refinery throughput (BPD) (2)	393,950	390,790	384,300	380,500
Sales of produced refined products (BPD) (3)	401,980	389,990	387,740	378,280
Refinery utilization (4)	87.9%	86.9%	85.7%	84.8%

Average per produced barrel sold: (5)
Gross margin (6)	$19.33	$4.89	$15.13	$2.53

Adjusted refinery gross margin (7)	$30.57	$17.15	$22.93	$13.80
Less: operating expenses (8)	8.65	8.23	8.65	8.63
Adjusted refinery gross margin, less operating expenses	$21.92	$8.92	$14.28	$5.17

Operating expenses per throughput barrel (9)	$8.82	$8.21	$8.72	$8.58

Feedstocks:
Sweet crude oil	29%	30%	29%	31%
Sour crude oil	49%	47%	49%	45%
Heavy sour crude oil	10%	11%	10%	11%
Wax crude oil	5%	5%	5%	6%
Other feedstocks and blends	7%	7%	7%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	51%	52%	51%	53%
Diesel fuels	30%	31%	30%	32%
Jet fuels	7%	6%	7%	6%
Fuel oil	3%	2%	3%	2%
Asphalt	3%	3%	2%	2%
LPG and other	6%	6%	7%	5%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	639,680	615,930	626,440	611,060
Refinery throughput (BPD) (2)	681,150	660,640	669,100	653,650
Sales of produced refined products (BPD) (3)	668,670	649,210	657,470	635,580
Refinery utilization (4)	94.3%	90.8%	92.4%	90.1%

Average per produced barrel sold: (5)
Gross margin (6)	$15.46	$3.85	$12.70	$2.22

Adjusted refinery gross margin (7)	$25.95	$16.50	$18.13	$12.91
Less: operating expenses (8)	8.08	7.45	8.06	7.85
Adjusted refinery gross margin, less operating expenses	$17.87	$9.05	$10.07	$5.06

Operating expenses per throughput barrel (9)	$7.93	$7.32	$7.92	$7.63

Feedstocks:
Sweet crude oil	40%	38%	39%	39%
Sour crude oil	39%	38%	39%	37%
Heavy sour crude oil	12%	14%	13%	14%
Wax crude oil	3%	3%	3%	3%
Other feedstocks and blends	6%	7%	6%	7%
Total	100%	100%	100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Consolidated
Sales of produced refined products:
Gasolines	51%	52%	51%	52%
Diesel fuels	31%	31%	31%	31%
Jet fuels	7%	6%	7%	7%
Fuel oil	2%	2%	2%	2%
Asphalt	3%	2%	3%	2%
Base oils	2%	2%	2%	2%
LPG and other	4%	5%	4%	4%
Total	100%	100%	100%	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Renewables
Sales of produced renewables products (in thousand gallons)	59,905	54,786	112,353	99,250
Average per produced gallon sold: (1)
Gross margin (2)	$1.31	$(0.05)	$2.32	$(0.42)

Adjusted renewables gross margin (3)	$2.46	$0.36	$2.69	$0.27
Less: operating expenses (4)	0.37	0.39	0.40	0.45
Adjusted renewables gross margin, less operating expenses	$2.09	$(0.03)	$2.29	$(0.18)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Marketing
Number of branded sites at period end (1)	1,832	1,719	1,832	1,719
Sales of refined products (in thousand gallons)	386,656	337,147	711,279	631,012
Average per gallon sold: (2)
Gross margin (3)	$0.08	$0.08	$0.08	$0.09
Adjusted marketing gross margin (4)	$0.10	$0.10	$0.11	$0.11
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Lubricants & Specialties
Sales of produced refined products (BPD)	39,847	31,963	36,480	30,460

Sales of produced refined products:
Finished products	44%	51%	46%	52%
Base oils	29%	24%	27%	25%
Other	27%	25%	27%	23%
Total	100%	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	149,081	145,940	162,217	154,916
Affiliates—intermediate pipelines	136,780	133,296	144,060	135,835
Affiliates—crude pipelines	469,267	383,374	458,573	404,018
	755,128	662,610	764,850	694,769
Third parties—refined product pipelines	33,313	42,458	29,900	41,113
Third parties—crude pipelines	180,580	189,918	181,316	194,445
	969,021	894,986	976,066	930,327
Terminals and loading racks:
Affiliates	1,026,169	969,791	1,031,184	980,271
Third parties	27,608	41,258	26,827	38,104
	1,053,777	1,011,049	1,058,011	1,018,375
Total for pipelines and terminal assets (BPD)	2,022,798	1,906,035	2,034,077	1,948,702

Results of Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Summary
Net income attributable to HF Sinclair stockholders for the three months ended June 30, 2026, was $892 million ($4.93 per basic and diluted share), a $684 million increase compared to $208 million ($1.10 per basic and diluted share) for the three months ended June 30, 2025. The increase in Net income attributable to HF Sinclair stockholders was primarily driven by stronger product demand and higher sales prices which resulted in an increase in adjusted refinery gross margins and higher refined products sales volumes. Lower of cost or market inventory valuation adjustments decreased $118 million from a $148 million charge related to our Refining and Renewables segment inventories for the three months ended June 30, 2025, to a $30 million charge related to Renewables segment inventories for the three months ended June 30, 2026. Adjusted refinery gross margins for the three months ended June 30, 2026 increased to $25.95 per produced barrel sold as compared to $16.50 for the three months ended June 30, 2025, primarily due to higher crude oil and feedstock prices and higher average sales prices per barrel during the three months ended June 30, 2026. Adjusted renewables gross margins reflect higher RINs pricing and PTC benefits during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. These favorable impacts were partially offset by a $243 million increase in Income tax expense.

Sales and Other Revenues
Sales and other revenues increased $3,606 million, or 53%, from $6,784 million for the three months ended June 30, 2025, to $10,390 million for the three months ended June 30, 2026, principally due to higher average refined product sales prices and sales volumes of refined products. Revenues from external customers included $243 million, $1,370 million, $998 million and $32 million related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively, for the three months ended June 30, 2026. Revenues from external customers included $131 million, $826 million, $641 million and $28 million related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments for the three months ended June 30, 2025.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, increased $2,693 million, or 50%, from $5,440 million for the three months ended June 30, 2025, to $8,133 million for the three months ended June 30, 2026, principally due to higher crude oil and feedstock costs and higher sales volumes of refined products. Within our Lubricants & Specialties segment, the FIFO impact was a benefit of $46 million and a charge of $20 million for the three months ended June 30, 2026 and 2025, respectively.

During the second quarter of 2026, we recognized a lower of cost or market inventory valuation adjustment charge of $30 million compared to a charge of $148 million during the second quarter of 2025.

Adjusted Refinery Gross Margin
Adjusted refinery gross margin per barrel sold increased $9.45, or 57%, from $16.50 for the three months ended June 30, 2025, to $25.95 for the three months ended June 30, 2026. The increase was primarily driven by improved market crack spreads and volumes of refined products in both the Mid-Continent and West regions for the three months ended June 30, 2026.

Adjusted refinery gross margin per barrel excludes the cash effects of Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased $82 million, or 14%, from $572 million for the three months ended June 30, 2025, to $654 million for the three months ended June 30, 2026, primarily due to higher employee benefits, environmental remediation, maintenance and other miscellaneous costs, partially offset by lower natural gas expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16 million, or 14%, from $114 million for the three months ended June 30, 2025, to $130 million for the three months ended June 30, 2026, primarily due to higher employee and professional services costs, partially offset by foreign currency gains.

Earnings of Equity Method Investments
Earnings of equity method investments decreased $4 million, or 40% from $10 million for the three months ended June 30, 2025, to $6 million for the three months ended June 30, 2026, primarily due to the divestiture of our investment in Cheyenne Pipeline, LLC in June 2025.

Depreciation and Amortization Expenses
Depreciation and amortization remained relatively consistent and was $228 million and $226 million for the three months ended June 30, 2026 and 2025, respectively.

Other Operating Expenses, Net
Other operating expenses, net increased $38 million, or 422% from $9 million for the three months ended June 30, 2025, to $47 million for the three months ended June 30, 2026, primarily due to impairment charges related to the abandonment of certain assets under construction in our Renewables segment. For the three months ended June 30, 2025 Other operating expenses, net primarily relates to decommissioning and closure costs of $8 million in our Refining segment.

Interest Income
Interest income increased from $7 million for the three months ended June 30, 2025, to $15 million for the three months ended June 30, 2026, primarily due to higher cash balances.

Interest Expense
Interest expense decreased $33 million, or 62%, from $53 million for the three months ended June 30, 2025, to $20 million for the three months ended June 30, 2026, primarily due to unrealized gains on precious metals financing arrangements during the period.

Income Taxes
For the three months ended June 30, 2026, Income tax expense of $279 million was recorded on pre-tax income of $1,172 million, compared to Income tax expense of $36 million on pre-tax income of $246 million for the three months ended June 30, 2025. The increase was primarily due to higher pre-tax earnings year-over-year. For the three months ended June 30, 2026, our effective tax rate of 23.9% was higher than the statutory rate of 21.0%, primarily due to state and local income taxes on pre-tax earnings, partially offset from the benefits of nontaxable renewable fuel incentives. For the three months ended June 30, 2025, our effective tax rate of 14.5% was lower than the statutory rate of 21.0% primarily due to the relationship between pre-tax results and a discrete tax benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025. Due to rounding of reported numbers, some amounts may not calculate exactly.

Results of Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Summary
Net income attributable to HF Sinclair stockholders for the six months ended June 30, 2026, was $1,540 million ($8.48 per basic and diluted share), a $1,336 million increase compared to $204 million ($1.07 per basic and diluted share) for the six months ended June 30, 2025. The increase in Net income attributable to HF Sinclair stockholders was principally driven by higher adjusted refinery gross margins and higher refined product sales volumes. Lower of cost or market inventory valuation adjustments related to our Refining and Renewables segments’ inventories decreased by $673 million, from a $31 million charge for the six months ended June 30, 2025, to a $642 million benefit for the six months ended June 30, 2026. Adjusted refinery gross margins for the six months ended June 30, 2026 increased to $18.13 per produced barrel sold as compared to $12.91 for the six months ended June 30, 2025, primarily due to higher crude oil and feedstock prices and higher average sales prices per barrel during the six months ended June 30, 2026. Adjusted renewables gross margins reflect higher RINs pricing and PTC benefits during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These favorable impacts were partially offset by a $431 million increase in Income tax expense.

Sales and Other Revenues
Sales and other revenues increased 33% from $13,154 million for the six months ended June 30, 2025, to $17,513 million for the six months ended June 30, 2026, principally due to higher average refined product sales prices and higher refined product sales volumes. Revenues from external customers included $451 million, $2,162 million, $1,651 million, and $63 million related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the six months ended June 30, 2026. Revenues from external customers included $225 million, $1,512 million, $1,278 million, and $58 million related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively, for the six months ended June 30, 2025.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, increased 29% from $10,916 million for the six months ended June 30, 2025, to $14,113 million for the six months ended June 30, 2026, principally due to higher crude oil and feedstock costs and higher refined product sales volumes. Within our Lubricants & Specialties segment, the FIFO impact was a benefit of $99 million and a charge of $12 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, we recognized a lower of cost or market inventory valuation adjustment benefit of $642 million compared to a charge of $31 million during the six months ended June 30, 2025.

Adjusted Refinery Gross Margins
Adjusted refinery gross margin per produced barrel sold increased 40% from $12.91 for the six months ended June 30, 2025, to $18.13 for the six months ended June 30, 2026. The increase was primarily driven by improved market crack spreads and volumes of refined products in both the Mid-Continent and West during the six months ended June 30, 2026.

Adjusted refinery gross margin per barrel excludes the cash effects of Lower of cost or market inventory valuation adjustments, Operating expenses and Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased 9% from $1,168 million for the six months ended June 30, 2025, to $1,278 million for the six months ended June 30, 2026, primarily due to higher employee benefits, environmental remediation and miscellaneous costs, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 12% from $218 million for the six months ended June 30, 2025, to $245 million for the six months ended June 30, 2026 primarily due to higher employee benefits and professional service costs, partially offset by foreign currency gains.

Depreciation and Amortization Expenses
Depreciation and amortization increased 1% from $451 million for the six months ended June 30, 2025, to $457 million for the six months ended June 30, 2026, principally due to depreciation and amortization attributable to additional capitalized refinery turnaround costs and capitalized improvement projects as compared to the prior period.

Other Operating Expenses, Net
Other operating expenses, net increased $33 million, or 236% from $14 million for the six months ended June 30, 2025, to $47 million for the six months ended June 30, 2026, primarily due to impairment charges related to the abandonment of certain assets under construction in our Renewables segment. For the six months ended June 30, 2025 Other operating expenses, net primarily relates to decommissioning and closure costs of $8 million in our Refining segment.

Interest Income
Interest income was $25 million for the six months ended June 30, 2026, compared to $16 million for the six months ended June 30, 2025. The increase in Interest income was primarily due to the increase in average cash balance.

Interest Expense
Interest expense decreased $41 million, or 40%, from $102 million for the six months ended June 30, 2025, to $61 million for the six months ended June 30, 2026, primarily due to unrealized gains on precious metals financing arrangements during the period.

Other Income (Expense), Net
Other income (expense), net was $18 million of income for the six months ended June 30, 2026, compared to $46 million of expense for the six months ended June 30, 2025. The income for the six months ended June 30, 2026 was primarily due to a $14 million gain on settlement of precious metals. The expense for the six months ended June 30, 2025, was primarily due to a $40 million loss on sale of equity method investment in Cheyenne Pipeline, LLC, and a $15 million loss on the early extinguishment of debt.

Income Taxes
For the six months ended June 30, 2026, Income tax expense of $468 million was recorded on pre-tax income of $2,011 million, compared to Income tax expense of $37 million on pre-tax income of $245 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, our effective tax rate of 23.3% was higher than the statutory rate of 21% primarily due to state and local income taxes on pre-tax earnings, partially offset from the benefits of nontaxable renewable fuel incentives. For the six months ended June 30, 2025, our effective tax rate of 15.1% was lower than the statutory rate of 21.0% primarily due to the relationship between pre-tax results and a discrete tax benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025. Due to rounding of reported numbers, some amounts may not calculate exactly.

LIQUIDITY AND CAPITAL RESOURCES

We have a disciplined capital allocation strategy focused on preserving financial flexibility, enabling us to execute our capital priorities and generate long-term value for our stockholders. Consistent with that strategy, we seek to self-fund development projects and make strategic decisions focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.

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

At June 30, 2026, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

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

Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the six months ended June 30, 2026, we received proceeds of $71 million, made principal payments of $25 million and realized non-cash settlements on obligations of $19 million.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. At June 30, 2026, we had letters of credit totaling a nominal amount under such credit facilities.

See Note 12 “Debt” in the Notes to Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current Cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our current liquidity needs. We expect that, to the extent necessary, we can raise additional funds through equity or debt financings in the public and private capital markets. Further, we may seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities, the Potential Separation and the Mississauga Asset Retirement, expansion of our Midstream footprint and selective acquisition of complementary assets for our operations intended to capture synergies and increase earnings and cash flow. We also expect to use cash for payment of cash dividends, which are at the discretion of our Board of Directors, and for the repurchase of common stock under the 2024 Share Repurchase Program.

Our liquidity was approximately $4.3 billion at June 30, 2026, consisting of Cash and cash equivalents of $2.3 billion and $2.0 billion available under the HF Sinclair Credit Agreement.

We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. These primarily consist of investments in liquid, highly rated instruments issued by financial institutions, government and corporate entities with strong credit standings and money market funds. Cash equivalents are stated at cost, which approximates market value.

Share Repurchases
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

During the six months ended June 30, 2026, we made open market and privately negotiated purchases of 4,024,728 shares for $251 million, exclusive of excise tax, under our 2024 Share Repurchase Program. As of June 30, 2026, we had remaining authorization to repurchase up to $208 million under the 2024 Share Repurchase Program.

Cash Flows – Operating Activities

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net cash flows provided by operating activities were $1,967 million for the six months ended June 30, 2026, compared to Net cash flows provided by operating activities of $498 million for the six months ended June 30, 2025, an increase of $1,469 million. Excluding non-cash impacts reflected in the reconciliation to net cash provided by operating activities, the increase was primarily driven by higher net income, favorable changes in working capital and a decrease in turnaround expenditures. Changes in working capital increased operating cash flows by $668 million for the six months ended June 30, 2026, and increased operating cash flows by $33 million for the six months ended June 30, 2025. Additionally for the six months ended June 30, 2026, turnaround expenditures were $175 million compared to $284 million for the six months ended June 30, 2025.

Cash Flows – Investing Activities and Planned Capital Expenditures

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, our Net cash flows used for investing activities were $280 million, which was inclusive of our acquisition of Industrial Oils Unlimited, LLC and our investment in Green Trail Fuels, LLC. Cash expenditures for Properties, plants and equipment for the six months ended June 30, 2026 were $220 million.

For the six months ended June 30, 2025, our Net cash flows used for investing activities were $193 million. Cash expenditures for Properties, plants and equipment for the six months ended June 30, 2025 were $197 million.

Our current expected capital and turnaround cash spending for 2026, subject to certain capital and other strategic projects under evaluation, is as follows:

Expected Cash Spending

(In millions)
Capital Expenditures:
Refining	$225
Renewables	6
Marketing	30
Lubricants & Specialties	25
Midstream	30
Corporate	9
Turnarounds and catalyst	325
Total sustaining	$650
Growth capital	125
Total	$775

Cash Flows – Financing Activities

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, our Net cash flows used for financing activities were $400 million. During the six months ended June 30, 2026, we paid $180 million in Dividends, we repurchased $255 million of our Common stock and we received net proceeds of $46 million from financing arrangements.

For the six months ended June 30, 2025, our Net cash flows used for financing activities were $239 million. During the six months ended June 30, 2025, we paid $190 million in Dividends, repurchased $50 million of our Common Stock, repaid $350 million under the now-terminated revolving credit facility of our subsidiary, Holly Energy Partners, L.P., and had net proceeds from the issuance and redemption of certain senior notes of $387 million.

Contractual Obligations and Commitments

As of June 30, 2026, our contractual obligations included debt obligations, interest payments related to debt obligations, financing arrangements, supply agreements, transportation and storage agreements, operating and finance leases, and other long-term obligations and commitments. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2026, as described in Note 12 “Debt” of the Consolidated Financial Statements.

As of June 30, 2026, there have been no material changes outside the ordinary course of business, in our contractual obligations since December 31, 2025. For additional information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, we have the following notional amounts related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2026	2027	Unit of Measure

Commodity contracts - long	1,544,847	1,544,847	—	Barrels
Commodity contracts - short	1,753,765	1,753,765	—	Barrels
Foreign currency forward contracts	522,000,000	240,589,800	281,410,200	Canadian dollar
Forward platinum contracts (1)	62,371	27,445	34,926	Troy ounces
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

The following sensitivity analysis provides the hypothetical effects of market price fluctuations related to outstanding derivative instruments:

	June 30,
Derivative Fair Value Gain (Loss)	2026	2025

	(In millions)
10% increase in underlying commodity prices	$(5)	$(6)
10% decrease in underlying commodity prices	$5	$6

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as demarcated in Note 12 “Debt” in the Notes to Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows.

The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of June 30, 2026, are presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,800	$2,834	$69

For the variable rate under the HF Sinclair Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2026, there were no amounts outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rates applicable to the HF Sinclair Credit Agreement would not materially affect cash flows.

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

Below is our calculation of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Net income attributable to HF Sinclair stockholders	$892	$208	$1,540	$204
Add: interest expense	20	53	61	102
Less: interest income	(15)	(7)	(25)	(16)
Add: income tax expense	279	36	468	37
Add: depreciation and amortization	228	226	457	451
EBITDA	$1,404	$516	$2,501	$778

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$9,228	$6,019	$15,499	$11,670
Cost of sales (1)	8,140	5,658	13,695	11,143
Depreciation and amortization	146	134	291	271
Gross margin	$942	$227	$1,513	$256
Add: lower of cost or market inventory valuation adjustments	—	172	(604)	56
Add: operating expenses	491	441	959	902
Add: depreciation and amortization	146	134	291	271
Adjusted refinery gross margin	$1,579	$974	$2,159	$1,485

Sales of produced refined products (BPD) (2)	668,670	649,210	657,470	635,580

Average per produced barrel sold:
Gross margin	$15.46	$3.85	$12.70	$2.22
Add: lower of cost or market inventory valuation adjustments	—	2.93	(5.08)	0.49
Add: operating expenses	8.08	7.45	8.06	7.85
Add: depreciation and amortization	2.41	2.27	2.45	2.35
Adjusted refinery gross margin	$25.95	$16.50	$18.13	$12.91
Less: operating expenses	8.08	7.45	8.06	7.85
Adjusted refinery gross margin, less operating expenses	$17.87	$9.05	$10.07	$5.06
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$486	$258	$820	$448
Cost of sales (1)	392	236	524	441
Depreciation and amortization	16	26	35	49
Gross margin	$78	$(4)	$261	$(42)
Add: lower of cost or market inventory valuation adjustments	30	(24)	(38)	(25)
Add: operating expenses	23	22	45	45
Add: depreciation and amortization	16	26	35	49
Adjusted renewables gross margin	$147	$20	$303	$27

Sales of produced renewables products (in thousand gallons)	59,905	54,786	112,353	99,250

Average per produced gallon sold:
Gross margin	$1.31	$(0.05)	$2.32	$(0.42)
Add: lower of cost or market inventory valuation adjustments	0.50	(0.45)	(0.34)	(0.26)
Add: operating expenses	0.37	0.39	0.40	0.45
Add: depreciation and amortization	0.28	0.47	0.31	0.50
Adjusted renewables gross margin	$2.46	$0.36	$2.69	$0.27
Less: operating expenses	0.37	0.39	0.40	0.45
Adjusted renewables gross margin, less operating expenses	$2.09	$(0.03)	$2.29	$(0.18)
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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$1,370	$826	$2,162	$1,512
Cost of sales (1)	1,332	792	2,088	1,444
Depreciation and amortization	8	7	16	14
Gross margin	$30	$27	$58	$54
Add: depreciation and amortization	8	7	16	14
Adjusted marketing gross margin	$38	$34	$74	$68

Sales of refined products (in thousand gallons)	386,656	337,147	711,279	631,012

Average per gallon sold:
Gross margin	$0.08	$0.08	$0.08	$0.09
Add: depreciation and amortization	0.02	0.02	0.03	0.02
Adjusted marketing gross margin	$0.10	$0.10	$0.11	$0.11
(1) Exclusive of Depreciation and amortization.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Environmental Matters

Renewable Fuel Standard

The EPA’s August 2025 decisions granting and denying various small refinery exemption (“SRE”) petitions for our Woods Cross, Cheyenne, Casper and Parco refineries for various compliance years from 2019 to 2024 remain under challenge in the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). Those cases have been consolidated with a separate challenge to the EPA’s November 2025 grant of SREs for our Tulsa East refinery, which we are defending as an intervenor. Our opening brief was filed with the DC Circuit in July 2026, and the EPA’s response brief is due in November 2026.

Separately, on April 7, 2026, the DC Circuit unanimously ruled in our favor regarding our Parco refinery’s 2024 SRE petition, vacating the EPA’s denial and remanding the matter to the EPA for reconsideration. The DC Circuit issued its mandate on April 24, 2026. After the EPA failed to issue a new decision within 90 days of the mandate, we filed an emergency motion on July 24, 2026, seeking enforcement of the mandate or, alternatively, a writ of mandamus compelling the EPA to issue a new decision on our Parco refinery’s 2024 SRE petition.

Each of these matters remain pending, and the potential impact cannot be estimated at this time.

Puget Sound

In our Annual Report on Form 10-K for the year ended December 31, 2025, we reported that HF Sinclair Puget Sound Refining LLC (“HFS Puget Sound”) has been engaged in discussions with, and has responded to document requests from, the Northwest Clean Air Agency, the EPA and the Department of Justice (collectively, the “PSR Matter Government Agencies”) regarding HFS Puget Sound’s compliance with the Clean Air Act, Emergency Planning and Community Right-to-Know Act and related regulations, and similar Washington state laws and regulations, at the Puget Sound refinery. In June 2026, the PSR Matter Government Agencies provided their response to HFS Puget Sound’s October 2024 counteroffer to the PSR Matter Government Agencies’ proposed injunctive relief terms. At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

Item 1A.Risk Factors
Except as described below, there have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). You should carefully consider the risk factors discussed in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The plans to pursue a separation of our Lubricants & Specialties segment and related transformation activities may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that a separation, if completed, will achieve the intended financial, strategic and operational benefits.

As described under “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 5 “Other Information,” on July 28, 2026, we announced our plans to pursue a separation of our Lubricants & Specialties segment through the capital markets, creating a new independent, publicly traded company (the “Potential Separation”). As part of this transformation, we have also made the decision to retire our Mississauga, Ontario base oil refining assets (the “Mississauga Base Oil Plant”), with the transition expected to be substantially completed over the course of 2027 (the “Mississauga Asset Retirement”). The Potential Separation is intended to be tax-free for us and our shareholders and is expected to be executed over the next twelve to eighteen months. Completion of the Potential Separation is subject to the final approval of our Board of Directors and will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the receipt and continuing validity of a private letter ruling from the Internal Revenue Service (“IRS”), the receipt of a tax opinion from U.S. tax counsel, the filing and effectiveness of any registration statements with the SEC, the receipt of other regulatory and contractual approvals, and the availability of financing for the separated Lubricants & Specialties business on satisfactory terms.

The related Mississauga Asset Retirement may involve significant costs, charges and liabilities, including costs associated with noncash accelerated depreciation, amortization, and asset write-off charges, employee severance and separation costs, contract termination costs, asset retirement obligations, and other associated plant shut down costs and execution risks, in addition to potential environmental liabilities. The timing and amount of these costs, charges and liabilities are subject to uncertainty due to, among other factors, regulatory requirements, environmental or site conditions, labor matters and other market conditions. If the Mississauga Asset Retirement is not completed on the timeline currently contemplated, is not completed at all, or if the costs, charges or liabilities associated with it exceed our expectations, our ability to realize the anticipated benefits of the Mississauga Asset Retirement or the Potential Separation could be affected.

The Potential Separation is complex in nature, and unanticipated changes or developments could delay or prevent the completion of the Potential Separation or cause the Potential Separation to occur on terms or conditions that are different or less favorable than expected. Whether or not we complete the Potential Separation, we may face significant challenges in connection with the transaction, including, without limitation:

•the diversion of the attention of our Board of Directors and senior management from the pursuit of our business strategy and long-term planning and of our management and employees from day-to-day operations;
•our ability to maintain operational, commercial, data and information technology, intellectual property, human resources, finance, legal, sales and marketing continuity where necessary between the two companies;
•costs and expenses related to the Potential Separation are expected to be significant, including costs related to commercial and operational dis-synergies, restructuring and other transaction expenses, expenses related to establishing stand-alone operational, commercial, personnel, and digital and technology infrastructure and accounting, tax, legal, and other professional services expenses, any of which may be higher than initially expected;
•retaining existing business and operational relationships, including with customers, suppliers, employees, and other counterparties;
•failing to successfully promote retention, as well as motivate and maintain efficient and effective labor and employee relations;
•obtaining any required regulatory licenses, operating authority, or contractual consents;
•determining the appropriate allocations of assets and liabilities between the two companies, as well as the terms governing the relationship between the two companies following the Potential Separation; and
•potential negative reactions from investors and other external stakeholders.

In addition, while it is expected that the transaction would be generally tax-free for U.S. federal income tax purposes to us and our shareholders, no assurances can be provided that the transaction will qualify for such treatment. If the transaction is ultimately determined to be taxable, this could result in significant U.S. federal income tax liabilities for us and our shareholders.

There can be no assurance that the Potential Separation, if completed, will achieve the intended financial, strategic and operational benefits (which are based on a number of assumptions, some or all of which may prove to be incorrect) or provide greater value to our stockholders than that reflected in the current price of our common stock, or that the dis-synergies of the separation will not exceed the anticipated amounts. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above.

If the Potential Separation occurs, the two companies will each be less diversified companies with more concentrated areas of focus. As a result, each may become more vulnerable to changing macroeconomic and market conditions; the results of operations, cash flows, effective tax rate, and other financial and operating metrics of each company may be subject to increased volatility; and the ability of each company to fund capital expenditures and investments, pay dividends, and service debt may be diminished. To the extent challenges related to the proposed separation adversely affect our business, they may also have the effect of heightening other risks disclosed in our 2025 Form 10-K, any of which could materially and adversely affect our business, results of operations and the price of our common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

	(In millions, except share and per share data)
April 2026	—	$—	—	$383
May 2026	1,455,180	$68.72	1,455,180	$283
June 2026	1,054,738	$71.11	1,054,738	$208
Total for April - June 2026	2,509,918		2,509,918
(1) In May 2024, our Board of Directors approved a $1.0 billion share repurchase program (the “2024 Share Repurchase Program”), which replaced all existing share repurchase programs. The 2024 Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions. Privately negotiated repurchases from REH Advisors Inc. (“REH”) are also authorized under the 2024 Share Repurchase Program, subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board of Directors to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The 2024 Share Repurchase Program may be discontinued at any time by our Board of Directors.

On May 18, 2026, we repurchased 1,455,180 shares of our outstanding common stock from REH in a privately negotiated transaction under the 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated May 18, 2026 (the “May 2026 Stock Purchase Agreement”), between us and REH. The price paid under the May 2026 Stock Purchase Agreement was $68.72 per share resulting in an aggregate purchase price of $100 million. The purchase price was funded with cash on hand.

As of June 30, 2026, we had remaining authorization to repurchase up to $208 million under the 2024 Share Repurchase Program.

Item 5. Other Information

On July 24, 2026, our Board of Directors approved the Mississauga Asset Retirement plan. The Lubricants & Specialties segment will maintain the continued operations of its R&D laboratory, lubricant blending and packaging, as well as supply chain, logistics, and commercial operations, in the Ontario region. HF Sinclair will also continue to deliver base oil solutions through strategic third-party commercial arrangements, complemented by continued access to Group I and specialty products from HF Sinclair’s Tulsa refinery. The Mississauga Asset Retirement is expected to be substantially completed over the course of 2027.

On July 28, 2026, the Corporation notified its employees at the Mississauga Base Oil Plant of the Mississauga Asset Retirement plan. The Mississauga Asset Retirement is expected to result in a workforce reduction of approximately 250 employees. HF Sinclair expects to incur total pre-tax costs of approximately $405 million to $505 million related to the Mississauga Asset Retirement. The pre-tax costs primarily consist of accelerated depreciation, amortization, and asset write-off charges of approximately $360 million to $445 million. Included in accelerated depreciation is approximately $95 million to $175 million of estimated asset retirement obligations that we expect to incur after the closure of the Mississauga Base Oil Plant. Additionally, we expect to incur employee retention, severance and separation costs of approximately $40 million to $50 million and contract termination charges of approximately $5 million to $10 million. HF Sinclair does not expect to recognize these charges or incur the related cash outflows all at once, but over time through the completion of the Mississauga Asset Retirement.

Given that HF Sinclair is in the early stages of the process, the amount and timing of some of these expected costs are uncertain, subject to a number of assumptions and may differ materially from the estimates provided above. HF Sinclair will disclose in another periodic filing with the SEC, if appropriate, the amount of any other related charges or costs, or material updates to any stated charges or costs, once they are determinable.

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

10.1+
Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement (Franklin Myers) (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed May 1, 2026, File No. 1-41325.

10.2
Separation and Release Agreement, dated as of May 11, 2026, by and between HF Sinclair Corporation and Timothy Go (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 12, 2026, File No. 1-41325).

10.3
Stock Purchase Agreement, dated as of May 18, 2026, by and between HF Sinclair Corporation and REH Advisors Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 19, 2026, File No. 1-41325).

10.4+^*	Amended and Restated Transformation Retention Agreement, effective July 27, 2026, by and between HF Sinclair Corporation and Matt Joyce.

10.5+^*	Performance Share Unit Agreement (Matt Joyce).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104++	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.
^	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of the exhibit have been omitted because it is both not material and is of the type the registrant treats as private or confidential. An unredacted copy of the document will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF SINCLAIR CORPORATION
(Registrant)

Date: July 30, 2026	/s/ Vivek Garg
Vivek Garg
Acting Chief Financial Officer, Vice President, Chief Accounting Officer and Controller (Principal Financial Officer & Principal Accounting Officer)