Form 10-Q
period 2026-09-30
HF Sinclair Corp
filed 2026-10-28
CIK 1915657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
171,371,164 shares of Common Stock, par value $0.01 per share, were outstanding on October 22, 2026.

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
•uncertainty regarding the effects and duration of global hostilities, war or any associated military campaigns, including those in oil producing regions, such as the ongoing military conflicts in Ukraine and the Middle East, which may disrupt crude oil supplies and markets for our refined products and create instability in the financial markets that could restrict our ability to raise capital;
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
•the operation, financing and distribution decisions of our joint ventures that we do not control;
•the possibility that our joint ventures may not achieve the intended or expected financial, strategic and operational benefits; and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Quarterly Report on Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under the heading “Risk Factors” included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, and in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 and in conjunction with the discussion in this Quarterly Report on Form 10-Q in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations,” “Liquidity and Capital Resources” and “Risk Management.” All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HF SINCLAIR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2026	December 31, 2025

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,333	$978
Accounts receivable, net: Product and transportation	1,856	1,033
Crude oil resales	280	103
	2,136	1,136
Inventories: Crude oil and refined products (Note 10)	3,031	2,214
Materials, supplies and other	401	359
	3,432	2,573
Income taxes receivable	3	47
Prepayments and other	91	78
Total current assets	8,995	4,812

Properties, plants and equipment, at cost	11,746	11,392
Less: accumulated depreciation	(5,222)	(4,859)
	6,524	6,533
Operating lease right-of-use assets	363	349

Other assets: Turnaround costs	894	883
Goodwill	2,978	2,978
Equity method investments	246	226
Intangibles and other	697	729
	4,815	4,816
Total assets	$20,697	$16,510

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,611	$1,902
Income taxes payable	445	5
Operating lease liabilities	89	85
Accrued liabilities (Note 11)	825	493
Total current liabilities	3,970	2,485

Long-term debt, net (Note 13)	2,774	2,769
Noncurrent operating lease liabilities	301	289
Deferred income taxes	1,366	1,240
Other long-term liabilities (Note 11)	502	478
Total liabilities	8,913	7,261

Commitments and Contingencies (Note 17)

Equity:
HF Sinclair stockholders’ equity:
Preferred stock, $1.00 par value – 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 320,000,000 shares authorized; 223,231,546 shares issued as of September 30, 2026 and December 31, 2025	2	2
Additional capital	6,029	6,008
Retained earnings	8,655	5,373
Accumulated other comprehensive loss (Note 16)	(46)	(26)
Common stock held in treasury, at cost – 50,404,897 and 41,443,642 shares as of September 30, 2026 and December 31, 2025	(2,920)	(2,173)
Total HF Sinclair stockholders’ equity	11,720	9,184
Noncontrolling interests	64	65
Total equity	11,784	9,249
Total liabilities and equity	$20,697	$16,510
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Sales and other revenues (Note 4)	$10,857	$7,251	$28,370	$20,405

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	7,012	5,692	21,125	16,608
Lower of cost or market inventory valuation adjustments (Note 10)	(30)	66	(672)	97
Operating expenses	723	590	2,001	1,758
	7,705	6,348	22,454	18,463
Selling, general and administrative expenses (1)	146	105	391	323
Depreciation and amortization	278	230	735	681
Other operating expenses, net (Note 5)	56	4	103	18
Total operating costs and expenses	8,185	6,687	23,683	19,485
Income from operations	2,672	564	4,687	920

Other income (expense):
Earnings of equity method investments	5	6	19	27
Interest income	25	11	50	27
Interest expense	(54)	(51)	(115)	(153)
Other income (expense), net (Note 6)	1	(2)	19	(48)
	(23)	(36)	(27)	(147)
Income before income taxes	2,649	528	4,660	773

Income tax expense (Note 12):
Current	622	74	967	106
Deferred	10	49	133	54
	632	123	1,100	160
Net income	2,017	405	3,560	613
Less: net income attributable to noncontrolling interests	2	2	5	6
Net income attributable to HF Sinclair stockholders	$2,015	$403	$3,555	$607

Earnings per share attributable to HF Sinclair stockholders:
Basic	$11.38	$2.15	$19.75	$3.21
Diluted	$11.38	$2.15	$19.75	$3.21

Average number of common shares outstanding (in thousands):
Basic	175,871	186,499	178,630	187,688
Diluted	175,871	186,499	178,630	187,688
(1)Exclusive of Depreciation and amortization.
(2)Exclusive of Lower of cost or market inventory valuation adjustments.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$2,017	$405	$3,560	$613
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(9)	(21)	27
Cash flow hedging instruments:
Change in fair value	(2)	1	(4)	1
Reclassifications to net income	3	—	3	—
Net gain (loss) on cash flow hedging instruments	1	1	(1)	1
Post-retirement healthcare plans gain reclassified to net income	(1)	(1)	(3)	(3)
Other comprehensive income (loss) before income taxes	—	(9)	(25)	25
Income tax expense (benefit)	—	(2)	(5)	5
Other comprehensive income (loss)	—	(7)	(20)	20
Comprehensive income	2,017	398	3,540	633
Less: comprehensive income attributable to noncontrolling interests	2	2	5	6
Comprehensive income attributable to HF Sinclair stockholders	$2,015	$396	$3,535	$627

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$3,560	$613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	735	681
Asset impairments	75	1
Lower of cost or market inventory valuation adjustments	(672)	97
Earnings of equity method investments, net of distributions	—	(6)
Loss on early extinguishment of debt	—	24
Loss (gain) on sale of assets	1	(1)
Loss on sale of equity method investment	—	40
Deferred income tax expense	133	54
Equity-based compensation expense	26	20
Change in fair value – derivative instruments	(39)	41
(Increase) decrease in current assets:
Accounts receivable	(999)	(73)
Inventories	(193)	(65)
Income taxes receivable	44	53
Prepayments and other	—	18
Increase (decrease) in current liabilities:
Accounts payable	699	(16)
Income taxes payable	441	9
Accrued liabilities	205	157
Turnaround expenditures	(289)	(315)
Other, net	24	(25)
Net cash provided by operating activities	3,751	1,307

Cash flows from investing activities:
Additions to properties, plants and equipment	(357)	(318)
Acquisitions, net of cash acquired	(38)	—
Investment in equity method investment	(24)	—
Proceeds from sale of assets	—	5
Other, net	3	(28)
Net cash used for investing activities	(416)	(341)

Cash flows from financing activities:
Purchase of treasury stock, inclusive of excise tax	(734)	(216)
Dividends	(273)	(284)
Payments on financing arrangements	(25)	—
Payments on finance leases	(10)	(12)
Distributions to noncontrolling interests	(6)	(9)
Proceeds from financing arrangements	71	103
Redemption of senior notes	—	(1,416)
Repayments under credit agreements	—	(350)
Proceeds from issuance of senior notes	—	1,890
Deferred financing costs	—	(25)
Other, net	—	(4)
Net cash used for financing activities	(977)	(323)

Effect of exchange rate on cash flow	(3)	8
Cash and cash equivalents:
Net change for the period	2,355	651
Cash and cash equivalents at beginning of period	978	800
Cash and cash equivalents at end of period	$3,333	$1,451

Supplemental disclosure of cash flow information:
Cash paid for interest	$(154)	$(127)
Decrease in accrued and unpaid capital expenditures	$(6)	$—
See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Three Months Ended September 30, 2026
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at June 30, 2026	223,231	$2	$6,021	$6,733	$(46)	45,448	$(2,425)	$65	$10,350
Net income	—	—	—	2,015	—	—	—	2	2,017
Dividends ($0.525 declared per common share)	—	—	—	(93)	—	—	—	—	(93)
Equity-based compensation	—	—	8	—	—	—	—	—	8
Treasury stock acquired and excise tax	—	—	—	—	—	4,957	(495)	—	(495)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2026	223,231	$2	$6,029	$8,655	$(46)	50,405	$(2,920)	$64	$11,784

	Three Months Ended September 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at June 30, 2025	223,231	$2	$6,011	$5,184	$(20)	36,151	$(1,895)	$66	$9,348
Net income	—	—	—	403	—	—	—	2	405
Dividends ($0.50 declared per common share)	—	—	—	(94)	—	—	—	—	(94)
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	—	—	(7)
Equity-based compensation	—	—	7	—	—	—	—	—	7
Treasury stock acquired and excise tax	—	—	—	—	—	3,134	(161)	—	(161)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2025	223,231	$2	$6,018	$5,493	$(27)	39,285	$(2,056)	$65	$9,495
(1)In thousands.

See accompanying notes.

HF SINCLAIR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in millions except share and per share data)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2025	223,231	$2	$6,008	$5,373	$(26)	41,444	$(2,173)	$65	$9,249
Net income	—	—	—	3,555	—	—	—	5	3,560
Dividends ($1.525 declared per common share)	—	—	—	(273)	—	—	—	—	(273)
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	—	(20)
Issuance of common shares under incentive compensation plans	—	—	(2)	—	—	(34)	2	—	—
Equity-based compensation	—	—	23	—	—	—	—	—	23
Treasury stock acquired and excise tax	—	—	—	—	—	8,995	(749)	—	(749)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2026	223,231	$2	$6,029	$8,655	$(46)	50,405	$(2,920)	$64	$11,784

	Nine Months Ended September 30, 2025
	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non-controlling Interests	Total Equity
	Shares (1)	Amount				Shares (1)	Amount

Balance at December 31, 2024	223,231	$2	$5,998	$5,170	$(47)	34,826	$(1,845)	$68	$9,346
Net income	—	—	—	607	—	—	—	6	613
Dividends ($1.50 declared per common share)	—	—	—	(284)	—	—	—	—	(284)
Other comprehensive income, net of tax	—	—	—	—	20	—	—	—	20
Issuance of common shares under incentive compensation plans	—	—	—	—	—	(7)	—	—	—
Equity-based compensation	—	—	20	—	—	—	—	—	20
Treasury stock acquired and excise tax	—	—	—	—	—	4,466	(211)	—	(211)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Balance at September 30, 2025	223,231	$2	$6,018	$5,493	$(27)	39,285	$(2,056)	$65	$9,495
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

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,850 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, we produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Western Gateway
In August 2026, we entered into a joint venture with affiliates of Phillips 66 and Kinder Morgan to form the proposed Western Gateway Pipeline system (“Western Gateway”). We will own a 15.0% interest in the joint venture while Phillips 66 and Kinder Morgan will own the remaining 49.9% and 35.1% interests, respectively. Western Gateway is a proposed 1,300-mile refined products pipeline system that would create a new fuel supply path from St. Louis, Missouri, to Arizona and California. We will account for our investment in Western Gateway under the equity method of accounting as a result of our board representation and approval rights over certain significant operating and financing decisions.

Lubricants & Specialties Planned Separation
In July 2026, we announced plans to pursue a separation of our Lubricants & Specialties segment through the capital markets, creating a new independent, publicly traded company (the “Planned Separation”). The Planned Separation is expected to be executed in a tax-efficient manner. We expect the Planned Separation will be in the form of a distribution of at least 80.1% of the Lubricants & Specialties company’s stock and will be substantially completed over the course of 2027. See Note 2 for additional information.

Mississauga Asset Retirement
In July 2026, concurrently with the announcement of the Planned Separation, we announced the decision to retire our Mississauga, Ontario base oil refining assets (the “Mississauga Refinery”), with the transition expected to be substantially completed in the second half of 2027 (the “Mississauga Asset Retirement”). See Note 2 for additional information.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In September 2025, ASU 2025-06, “Internal-Use Software” was issued amending guidance related to the accounting for internal-use software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of the ASU on our consolidated financial statements.

In May 2026, ASU 2026-02, “Environmental Credits and Environmental Credit Obligations” was issued. ASU 2026-02 provides recognition, measurement, presentation and disclosure requirements for all entities that generate or receive environmental credits, or have a regulatory compliance obligation that may be settled with environmental credits. This update is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and is required to be adopted retrospectively. Early adoption is permitted. We are currently assessing the impact of the ASU on our consolidated financial statements and related disclosures.

NOTE 2:Lubricants & Specialties Planned Separation and Mississauga Asset Retirement

Lubricants & Specialties Planned Separation
In July 2026, we announced the Planned Separation of our Lubricants & Specialties segment. Costs related to the Planned Separation for the three and nine months ended September 30, 2026 were $3 million.

Mississauga Asset Retirement
In July 2026, we announced the Mississauga Asset Retirement. As a result of the decision, the following costs and charges were recorded in our Lubricants & Specialties segment:

Mississauga Asset Retirement Costs	Statements of Operations Classification	Three Months Ended September 30,	Nine Months Ended September 30,
		2026	2026

		(In millions)
Incremental accelerated depreciation and amortization (1) (2)	Depreciation and amortization	$54	$54
Severance costs (3)	Other operating expenses, net	28	28
Asset impairments (4)	Other operating expenses, net	27	27
Total Mississauga Asset Retirement costs		$109	$109
(1)We assessed the asset group that includes the Mississauga Refinery for impairment and concluded that the carrying value was recoverable. However, the useful lives of the Mississauga Refinery and associated turnaround costs were shortened to align with the estimated retirement date. As of September 30, 2026, the $336 million carrying value of the Properties, plants and equipment, net and Turnaround costs related to the Mississauga Refinery will be depreciated to its estimated salvage value. Incremental accelerated depreciation and amortization related to the Mississauga Refinery and associated turnaround costs are included in the Depreciation and amortization above.
(2)We increased our asset retirement obligations (“AROs”) by $140 million as of September 30, 2026, primarily reflecting a change in the estimated timing of expenditures and obligations to satisfy legal requirements associated with the Mississauga Asset Retirement. The AROs recorded require significant judgment and are subject to changes in the underlying assumptions. Depreciation of the related asset retirement costs will also be recorded through June 2027.
(3)Severance costs represent benefit payments payable to employees impacted by the Mississauga Asset Retirement.
(4)Asset impairment charges relate to the abandonment of certain assets under construction at the Mississauga Refinery.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Cushing Connect and its two subsidiaries (the “Cushing Connect Entities”) are variable interest entities under GAAP because they lack sufficient equity at risk to finance their activities without additional financial support. We are the primary beneficiary of two of these entities, as HEP constructed and operates the Cushing Connect Pipeline, and we have the ability to direct the activities that most significantly impact the financial performance of Cushing Connect and the Cushing Connect Pipeline. Therefore, we consolidate Cushing Connect and the related Cushing Connect Pipeline subsidiary. We are not the primary beneficiary of the Cushing Connect Terminal, which we account for using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Cushing Connect Terminal is not expected to be material due to the long-term terminalling agreements in place to support operations.

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

	September 30, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$5	$1
Properties, plants and equipment, at cost	103	103
Less: accumulated depreciation	(18)	(15)
	85	88
Intangibles and other	25	28

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Revenues by type:
Refined product revenues:
Transportation fuels (1)	$8,678	$5,667	$22,501	$15,972
Lubricants and specialty products (2)	851	596	2,316	1,776
Asphalt, fuel oil and other products (3)	583	401	1,563	1,113
Total refined product revenues	10,112	6,664	26,380	18,861
Excess crude oil revenues (4)	413	394	1,152	1,122
Transportation and logistics services	34	29	97	87
Other revenues (5)	298	164	741	335
Total sales and other revenues	$10,857	$7,251	$28,370	$20,405

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Refined product revenues by market: (6)
United States:
Mid-Continent	$3,556	$2,440	$9,210	$6,786
Rocky Mountains	2,446	1,468	6,175	4,065
Northwest	2,044	1,312	5,221	3,753
Southwest	1,334	913	3,736	2,686
Northeast	331	204	840	636
Canada	326	260	964	728
Other	75	67	234	207
Total refined product revenues	$10,112	$6,664	$26,380	$18,861

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
(5)Other revenues are principally attributable to our Refining, Renewables, Marketing and Lubricants & Specialties segments. During the three months ended September 30, 2026, other revenues included Refining RINs sales of $181 million. During the nine months ended September 30, 2026, other revenues included Refining and Renewables RINs sales of $420 million.
(6)Revenues are allocated to markets based on the location where the sale originated.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2026, we have long-term contracts with customers that specify minimum volumes of gasoline, diesel and lubricants and specialty products to be sold ratably at market prices through 2036. Future prices are subject to market fluctuations and therefore, we have elected the exemption to exclude variable consideration under these contracts. Aggregate minimum volumes expected to be sold (future performance obligations) under our long-term product sales contracts with customers are as follows:

Contractual Minimum	Remainder of 2026	2027	2028	Thereafter	Total

	(In millions)
Refined product sales volumes (barrels)	11	40	30	18	99

Additionally, we have long-term contracts with third-party customers that specify minimum volumes of product to be transported through our pipelines and terminals, resulting in fixed-minimum annual revenues through 2033. Annual minimum revenues attributable to our third-party contracts as of September 30, 2026 are as follows:

Contractual Minimum	Remainder of 2026	2027	2028	Thereafter	Total

	(In millions)
Midstream operations revenues	$6	$22	$22	$45	$95

NOTE 5:Other Operating Expenses, Net

Other operating expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Asset impairments (1)	$28	$—	$75	$1
Severance costs	28	—	28	—
Decommissioning and closure costs	—	—	—	8
Other	—	4	—	9
Other operating expense, net	$56	$4	$103	$18
(1)During the three months ended September 30, 2026, asset impairments primarily related to the Mississauga Asset Retirement in our Lubricants & Specialties segment. See Note 2 for additional information. During the nine months ended September 30, 2026, asset impairments also included an impairment charge of $47 million related to the abandonment of certain assets under construction in our Renewables segment.

NOTE 6:Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Gain on settlement of precious metals	$—	$—	$14	$—
Gain (loss) on sale of assets and other	(1)	5	2	13
Gain on foreign currency transactions	2	1	3	3
Loss on sale of equity method investment (1)	—	—	—	(40)
Loss on early extinguishment of debt	—	(8)	—	(24)
Other income (expense), net	$1	$(2)	$19	$(48)
(1)During the nine months ended September 30, 2025, we assigned our 50% ownership interest in Cheyenne Pipeline, LLC to our joint venture partner in exchange for the cancellation of certain future commitments.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7:Fair Value Measurements

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

The carrying amounts of derivative instruments, certain financing arrangements and environmental credit obligations as of September 30, 2026 and December 31, 2025 were as follows:

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
September 30, 2026
Assets:
Commodity contracts	$5	$—	$5	$—
Foreign currency forward contracts	14	—	14	—
Total assets	$19	$—	$19	$—

Liabilities:
Commodity contracts	$5	$—	$3	$2
Financing arrangements - precious metals	107	—	108	—
Environmental credit obligations	45	—	45	—
Total liabilities	$157	$—	$156	$2

		Fair Value by Input Level
	Carrying Amount	Level 1	Level 2	Level 3

	(In millions)
December 31, 2025
Assets:
Commodity contracts	$5	$—	$5	$—
Total assets	$5	$—	$5	$—

Liabilities:
Commodity contracts	$5	$—	$5	$—
Financing arrangements - precious metals	94	—	96	—
Foreign currency forward contracts	6	—	6	—
Environmental credit obligations	46	—	46	—
Total liabilities	$151	$—	$153	$—

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 Fair Value Measurements: Our futures contracts based on New York Mercantile Exchange (“NYMEX”) pricing are measured and recorded at fair value using quoted market prices, a Level 1 input.

Level 2 Fair Value Measurements: Derivative instruments consisting of foreign currency forward contracts, commodity price swaps and forward sales and purchase contracts are measured and recorded at fair value using Level 2 inputs. The fair value of foreign currency forward contracts is derived using market quotes for similar types of instruments. The fair value of the commodity price swap contracts is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the respective swap agreements. The measurements are calculated using market-based observable inputs and quoted forward commodity prices with respect to our commodity price swaps. The fair value of the forward sales and purchase contracts is derived using quoted forward commodity prices. The fair value of our precious metals financing arrangements, discussed in Note 13, is derived using quoted forward commodity prices. Environmental credit obligations are valued based on quoted prices from an independent pricing service.

Level 3 Fair Value Measurements: Certain of our commodity price swap contracts are measured using unobservable Level 3 inputs that adjust the fair value for regional pricing and grade differentials.

See Note 14 for additional information on derivative instruments and hedging activities.

NOTE 8:Earnings Per Share

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

The following is a reconciliation of the denominators of the basic and diluted per share computations for Net income attributable to HF Sinclair stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except share and per share data)
Net income attributable to HF Sinclair stockholders	$2,015	$403	$3,555	$607
Less: participating securities’ share in earnings (1)	13	3	26	5
Net income attributable to common shares	$2,002	$400	$3,529	$602

Average number of common shares outstanding (in thousands):
Basic	175,871	186,499	178,630	187,688
Diluted	175,871	186,499	178,630	187,688

Basic earnings per share	$11.38	$2.15	$19.75	$3.21
Diluted earnings per share	$11.38	$2.15	$19.75	$3.21
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9:Stock-Based Compensation

We have a principal share-based compensation plan, the HF Sinclair Corporation Amended and Restated 2020 Long Term Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of unrestricted and restricted stock, restricted stock units, other stock-based awards, stock options, performance awards, substitute awards, cash awards and stock appreciation rights. An aggregate of 6,368,930 of these awards may be issued pursuant to awards granted under the 2020 Plan. We also have a stock compensation deferral plan that allows non-employee directors to defer settlement of vested stock granted under our share-based compensation plan. Compensation expense for awards with pro-rata vesting is recognized ratably over the service periods. Share-based awards paid in cash upon vesting are accounted for as liability awards and recorded at fair value at the end of each reporting period with a mark-to-mark adjustment recognized in earnings. The liability awards had nominal balances as of September 30, 2026 and December 31, 2025.

The stock-based compensation expense was $9 million and $7 million for the three months ended September 30, 2026 and 2025, respectively. The stock-based compensation expense was $26 million and $22 million for the nine months ended September 30, 2026 and 2025, respectively.

A summary of restricted stock units and performance share units activity during the nine months ended September 30, 2026 is presented below:

	Restricted Stock Units	Performance Share Units

Outstanding at January 1, 2026	977,500	755,516
Granted (1)	46,462	191,149
Vested	(33,993)	—
Forfeited	(225,132)	(435,851)
Outstanding at September 30, 2026	764,837	510,814
(1)During the nine months ended September 30, 2026, the weighted average grant date fair value per unit for restricted stock units and performance share units was $70.41 and $74.41, respectively.

NOTE 10:Inventories

Inventories consist of the following components:

	September 30, 2026	December 31, 2025

	(In millions)
Crude oil	$802	$874
Other raw materials and unfinished products (1)	909	709
Finished products (2)	1,354	1,337
Lower of cost or market reserve	(34)	(706)
Crude oil and refined products	3,031	2,214

Process chemicals (3)	72	54
Repair and maintenance supplies and other (4)	329	305
Materials, supplies and other	401	359
Total inventories	$3,432	$2,573
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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Refining and Renewables segment inventories are valued at the lower of last-in, first-out cost or market based on market conditions at that time. The following table summarizes the lower of cost or market reserve activity:

Lower of Cost or Market Reserve Activity Summary:	Refining	Renewables	Total

	(In millions)
Balance at December 31, 2025	$604	$102	$706
Lower of cost or market inventory valuation adjustments	(604)	(68)	(672)
Balance at September 30, 2026	$—	$34	$34

NOTE 11:Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025

	(In millions)
Wage and other employee-related liabilities (1)	$265	$88
Asset retirement obligations (2)	140	—
Financing arrangements - precious metals	107	94
Environmental credit obligations	72	64
Accrued taxes other than income	46	27
Accrued interest expense	34	65
Environmental liabilities (3)	24	22
Financing lease liabilities	15	14
Commodity and foreign currency derivatives	5	11
Other	117	108
Total accrued liabilities	$825	$493

Other long-term liabilities consist of the following:

	September 30, 2026	December 31, 2025

	(In millions)
Environmental liabilities (3)	$213	$167
Financing lease liabilities	75	75
Asset retirement obligations	68	68
Other	146	168
Total other long-term liabilities	$502	$478
(1)Includes $28 million of severance costs related to the Mississauga Asset Retirement. See Note 2 for additional information.
(2)Reflects a change in the estimated timing of expenditures and obligations to satisfy legal requirements associated with the Mississauga Asset Retirement. See Note 2 for additional information.
(3)Environmental liability accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Environmental liabilities are recorded when a loss is considered probable and can be reasonably estimated, and may be adjusted as additional information becomes available. Environmental remediation expenses were $32 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, and $59 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12:Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Income before income taxes	$2,649	$528	$4,660	$773
Income tax expense	$632	$123	$1,100	$160
Effective income tax rate (1)	23.8%	23.3%	23.6%	20.7%
(1)    Due to rounding of reported numbers, some amounts may not calculate exactly.

For both the three and nine months ended September 30, 2026, the effective tax rate was higher than the statutory rate of 21.0%, primarily due to state and local income taxes on pre-tax earnings, partially offset by the benefits of nontaxable renewable fuel incentives. For the three months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21.0%, primarily due to pre-tax results and the effects of state and local income tax. For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory rate of 21.0%, primarily due to pre-tax results and the benefits of nontaxable renewable fuel incentives and a discrete benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025.

NOTE 13:Debt

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

At September 30, 2026, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

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

Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the nine months ended September 30, 2026, we received proceeds of $71 million and made principal payments of $25 million. In addition, we settled an obligation of $19 million through the transfer of owned precious metals, resulting in a non-cash gain of $14 million which represents the excess of the financing arrangement’s settlement value over the carrying value of the precious metals transferred. During the three months ended September 30, 2026, we entered into new financings under which we received precious metals with a fair value of $23 million and subsequently extinguished a previously existing financing arrangement with a different financial institution with a fair value of $23 million through the delivery of precious metals.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. As of September 30, 2026, we had $12 million of outstanding letters of credit issued under these credit facilities.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal and carrying amounts of Long-term debt are as follows:

		Carrying Amount
	Maturity Date	September 30, 2026	December 31, 2025

		(In millions)
HF Sinclair Senior Notes:
5.000% Senior Notes	February 2028	$499	$499
4.500% Senior Notes	October 2030	325	325
5.750% Senior Notes	January 2031	650	650
5.500% Senior Notes	September 2032	500	500
6.250% Senior Notes	January 2035	750	750
		2,724	2,724
HollyFrontier Senior Notes:
4.500% Senior Notes	October 2030	75	75
		75	75
HEP Senior Notes:
5.000% Senior Notes	February 2028	1	1
		1	1
Total Senior Notes		2,800	2,800

HF Sinclair Credit Agreement	April 2030	—	—
		—	—
Total debt at face value		2,800	2,800
Unamortized discount and debt issuance costs		(26)	(31)
Long-term debt		$2,774	$2,769

The fair values of the senior notes are as follows:

	September 30, 2026	December 31, 2025

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,752	$2,858

These fair values are based on a Level 2 input. See Note 7 for additional information on Level 2 inputs.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For both the three and nine months ended September 30, 2026 and 2025, the amounts recorded in other comprehensive income and reclassified from accumulated other comprehensive into earnings were nominal.

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

We also enter into precious metals financing arrangements, which as discussed in Note 13, could require repayment under certain conditions based on the future pricing of precious metals. These financing arrangements have embedded derivatives that are measured at fair value with changes in fair value recorded in Interest expense.

The following table presents the pre-tax effect on Net income due to maturities and fair value adjustments of our economic hedges:

Gain (Loss) Recognized in Net Income	Statements of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025

		(In millions)
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of materials and other	$(11)	$(1)	$(64)	$10
	Interest expense	(11)	(8)	15	(23)
Foreign currency contracts	Other income (expense), net	1	9	16	(9)
	Total	$(21)	$—	$(33)	$(22)

As of September 30, 2026, we have the following notional amounts related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2026	2027	Unit of Measure

Derivatives designated as cash flow hedging instruments:
WTI crude oil price swaps - long	150,000	150,000	—	Barrels
Sub-octane gasoline and diesel price swaps - short	150,000	150,000	—	Barrels

Derivatives not designated as cash flow hedging instruments:
Commodity contracts - long	3,212,369	1,563,675	1,648,694	Barrels
Commodity contracts - short	1,022,000	1,022,000	—	Barrels
Foreign currency forward contracts	522,000,000	140,705,100	381,294,900	Canadian dollar
Forward platinum contracts (1)	62,370	—	62,370	Troy ounces
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

	Derivatives in Net Asset Position			Derivatives in Net Liability Position
	Gross Assets	Gross Liabilities Offset in Balance Sheet	Net Assets Recognized in Balance Sheet	Gross Liabilities	Gross Assets Offset in Balance Sheet	Net Liabilities Recognized in Balance Sheet

		(In millions)
September 30, 2026
Derivatives designated as cash flow hedging instruments:
WTI crude oil price swaps - long	$—	$—	$—	$2	$—	$2
Sub-octane gasoline and diesel price swaps - short	1	—	1	—	—	—
Total	$1	$—	$1	$2	$—	$2

Derivatives not designated as cash flow hedging instruments:
Commodity contracts - long	$4	$—	$4	$2	$—	$2
Commodity contracts - short	—	—	—	1	—	1
Foreign currency forward contracts	14	—	14	—	—	—
Forward platinum contracts (1)	—	—	—	—	(5)	(5)
Total	$18	$—	$18	$3	$(5)	$(2)

Balance sheet classification:	Prepayments and other		$19	Accrued liabilities		$—

December 31, 2025
Derivatives not designated as cash flow hedging instruments:
Commodity contracts - long	$3	$—	$3	$2	$—	$2
Commodity contracts - short	2	—	2	3	—	3
Foreign currency forward contracts	—	—	—	6	—	6
Forward platinum contracts (1)	—	—	—	33	—	33
Total	$5	$—	$5	$44	$—	$44

Balance sheet classification:	Prepayments and other		$5	Accrued liabilities		$44
(1)Represents an embedded derivative within our precious metals financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 for additional information on these financing arrangements.

NOTE 15:Stockholders’ Equity

On August 2, 2026, we repurchased 2,375,000 shares of our outstanding common stock from REH Advisors Inc. (“REH”) (now the parent company of REH Company, LLC) in a privately negotiated transaction under the share repurchase program initially approved by our Board of Directors (the “Board”) in May 2024 (the “2024 Share Repurchase Program”) and pursuant to the Stock Purchase Agreement, dated August 2, 2026 (the “August 2026 Stock Purchase Agreement”), between us and REH. The price paid under the August 2026 Stock Purchase Agreement was $89.41 per share resulting in an aggregate purchase price of $212 million. The purchase price was funded with cash on hand.

In connection with the August 2026 Stock Purchase Agreement, the Board increased the 2024 Share Repurchase Program by $15 million, effective July 31, 2026.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 26, 2026, our Board approved a new $1.5 billion share repurchase program (the “New Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $11 million remaining under the 2024 Share Repurchase Program. The New Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions, including transactions with REH, which are subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The Board has discretion to cancel the New Share Repurchase Program at any time.

As of September 30, 2026, we had remaining authorization to repurchase up to $1.2 billion under the New Share Repurchase Program.

The following table presents the total open market and privately negotiated purchases of shares under our share repurchase programs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except share data)
Number of shares repurchased (1)	4,957,465	3,134,076	8,982,193	4,463,801
Cash paid for shares repurchased	$490	$160	$741	$210
(1)During the three months ended September 30, 2026, 2,375,000 shares were repurchased for $212 million pursuant to privately negotiated repurchases from REH. During the nine months ended September 30, 2026, 3,830,180 shares were repurchased for $312 million pursuant to privately negotiated repurchases from REH. During the three and nine months ended September 30, 2025, 1,948,558 shares were repurchased for $100 million pursuant to privately negotiated repurchases from REH.

During the nine months ended September 30, 2026 and 2025, we withheld 13,055 and 2,444 shares, respectively, of our common stock from certain employees. These nominal withholdings were made under the terms of restricted stock unit and performance share unit agreements upon vesting, at which time we concurrently made cash payments to fund income taxes on behalf of officers and employees who elected to have shares withheld from vested amounts to pay such taxes.

On October 28, 2026, our Board declared a regular quarterly dividend in the amount of $0.525 per share, payable on December 2, 2026 to holders of record of common stock on November 12, 2026.

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16:Other Comprehensive Income (Loss)

The components and allocated tax effects of Other comprehensive income (loss) are as follows:

	Before-Tax	Tax Expense (Benefit)	After-Tax

	(In millions)
Three Months Ended September 30, 2026
Net unrealized gain on cash flow hedging instruments	$1	$—	$1
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive income attributable to HF Sinclair stockholders	$—	$—	$—

Three Months Ended September 30, 2025
Net change in foreign currency translation adjustment	$(9)	$(2)	$(7)
Net unrealized gain on cash flow hedging instruments	1	—	1
Net change in pension and other post-retirement benefit obligations	(1)	—	(1)
Other comprehensive loss attributable to HF Sinclair stockholders	$(9)	$(2)	$(7)

Nine Months Ended September 30, 2026
Net change in foreign currency translation adjustment	$(21)	$(4)	$(17)
Net unrealized loss on cash flow hedging instruments	(1)	—	(1)
Net change in pension and other post-retirement benefit obligations	(3)	(1)	(2)
Other comprehensive loss attributable to HF Sinclair stockholders	$(25)	$(5)	$(20)

Nine Months Ended September 30, 2025
Net change in foreign currency translation adjustment	$27	$5	$22
Net unrealized gain on cash flow hedging instruments	1	—	1
Net change in pension and other post-retirement benefit obligations	(3)	—	(3)
Other comprehensive income attributable to HF Sinclair stockholders	$25	$5	$20

Reclassifications out of Accumulated other comprehensive loss and into the Consolidated Statements of Operations were nominal for the three and nine months ended September 30, 2026 and 2025.

Accumulated other comprehensive loss in the equity section of our consolidated balance sheets includes:

	September 30, 2026	December 31, 2025

	(In millions)
Foreign currency translation adjustment	$(47)	$(30)
Unrealized loss on cash flow hedging instruments	(1)	—
Unrealized gain on post-retirement benefit obligations	2	4
Accumulated other comprehensive loss	$(46)	$(26)

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17:Commitments and Contingencies

We are a party to various litigation and legal proceedings in the ordinary course of business that we believe, based on the advice of counsel, will not have, either individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.

In August 2025, the EPA granted and denied, in whole or in part, small refinery exemption (“SRE”) petitions for our Woods Cross, Cheyenne, Casper and Parco refineries for various compliance years from 2019 to 2024. In October 2025, certain of our subsidiaries filed lawsuits in the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) to overturn the EPA’s August 2025 denials and other actions (the “August 2025 cases”). In November 2025, the EPA granted in whole SRE petitions for our refinery in Tulsa, Oklahoma (the “Tulsa East Refinery”) for compliance years 2023 and 2024 and partially granted exemptions to several other refining companies. In December 2025, the Renewable Fuels Association filed a lawsuit challenging those exemptions, and the proceedings were subsequently consolidated with the August 2025 cases (the “Consolidated Cases”). In January 2026, certain of our subsidiaries intervened in the Consolidated Cases to defend the EPA’s grant of our Tulsa East Refinery exemptions. The DC Circuit has entered a briefing schedule in the Consolidated Cases. Our opening brief was filed with the DC Circuit on July 16, 2026, and the EPA’s response brief is due by November 16, 2026.

Separately, on April 7, 2026, the DC Circuit unanimously ruled in our favor regarding our Parco refinery’s 2024 SRE petition (the “Parco 2024 Petition”), vacating the EPA’s denial and remanding the matter to the EPA for reconsideration. The EPA issued a decision on August 3, 2026, partially granting relief on the Parco 2024 Petition. At the same time, the EPA denied a 2023 SRE petition for the Parco refinery and petitions for 2023 and 2024 for our Artesia refinery. We filed a petition for reconsideration of the EPA’s decision on the Parco 2024 Petition on August 7, 2026, asserting errors in the EPA’s analysis and requesting a full grant. On August 31, 2026, the EPA reaffirmed its partial grant for the Parco 2024 Petition. Additionally, on August 31, 2026, the EPA issued decisions partially granting or denying 2025 SRE petitions for our Woods Cross, Casper, Parco and Artesia refineries. The EPA also granted a 2025 SRE petition for our Tulsa East refinery. On October 1, 2026, certain of our subsidiaries filed lawsuits in the U.S. Court of Appeals for the Tenth Circuit challenging the EPA’s denials and partial grants for various SRE petitions for our Woods Cross, Parco and Artesia refineries for various compliance years from 2023 to 2025. On October 2, 2026, we filed protective lawsuits in the DC Circuit challenging the EPA’s denials and partial grants for the same SRE petitions.

The Renewable Fuels Association and Growth Energy also filed lawsuits in the DC Circuit challenging the EPA’s SRE grants and partial SRE grants in its various August 2026 decisions, including our refineries’ full grants and partial grants. On October 1, 2026, the DC Circuit granted those challengers’ motions to hold their lawsuits in abeyance pending the DC Circuit’s ruling on the challenges to the EPA’s August 2025 and November 2025 decisions. On October 19, 2026, we filed a motion to intervene to defend the full and partial SREs granted to our refineries in EPA’s August 2026 decisions.

These matters remain pending, and we are unable to estimate the impact at this time.

NOTE 18:Segment Information

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Marketing segment represents branded fuel sales to Sinclair branded sites in the United States and licensing fees for the use of the Sinclair brand at additional locations throughout the country. Branded fuel is also sold to non-Sinclair branded sites and includes revenues from other marketing activities. Our branded sites are located in several states across the United States with the highest concentration of sites in our West and Mid-Continent regions. In February 2026, we formed the joint venture Green Trail Fuels, LLC in which we hold a 50% non-operating economic interest. The joint venture includes various retail sites across Colorado, New Mexico and Oklahoma and is supplied fuel by our proximate regional refineries.

The Lubricants & Specialties segment includes Petro-Canada Lubricants’ production operations in Mississauga, Ontario, which produce lubricant products such as base oils, white oils, specialty products and finished lubricants, as well as Petro-Canada Lubricants’ marketing operations, which distribute products to both retail and wholesale outlets through a global sales network with locations in Canada, the United States and Europe. Additionally, the Lubricants & Specialties segment includes the Sinclair Lubricants brand and specialty lubricant products produced at our Tulsa facilities that are marketed throughout North America and distributed in Central and South America, and the operations of Red Giant Oil, one of the leading suppliers of locomotive engine oil in North America. The Lubricants & Specialties segment also includes Sonneborn, a producer of specialty hydrocarbon chemicals such as white oils, petrolatums and waxes with manufacturing facilities in the United States and Europe, and Industrial Oils Unlimited, a producer of high-quality lubricants and specialty fluids with blending, warehousing and terminal facilities in the United States. See Note 2 for additional information.

The Midstream segment includes all of the operations of HEP, which owns and operates logistics and refinery assets consisting of petroleum product and crude oil pipelines, terminals, tankage and loading rack facilities in the Mid-Continent, Southwest and Rocky Mountains geographic regions of the United States. The Midstream segment also includes 50% ownership interests in each of Osage Pipeline Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas, and Cushing Connect Pipeline & Terminal LLC, the owner of a pipeline running from Cushing, Oklahoma to Tulsa, Oklahoma, a 26.08% ownership interest in Saddle Butte Pipeline III, LLC, the owner of a pipeline running from the Powder River Basin to Casper, Wyoming, and a 49.995% ownership interest in Pioneer Investments Corp., the owner of a pipeline running from Sinclair, Wyoming to the North Salt Lake City, Utah terminal. In August 2026, we entered into a joint venture with affiliates of Phillips 66 and Kinder Morgan to form Western Gateway. See Note 1 for additional information. Revenues and other income from the Midstream segment are earned through transactions with unaffiliated parties for pipeline transportation, rental and terminalling operations, and revenues relating to pipeline transportation, terminalling operations and tankage facilities provided for our refining operations.

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

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Three Months Ended September 30, 2026
Sales and other revenues:
Revenues from external customers	$8,141	$182	$1,576	$924	$34	$—	$10,857
Intersegment revenues and other (1)	1,716	346	—	2	135	(2,199)	—
	9,857	528	1,576	926	169	(2,199)	10,857
Cost of sales: (2)
Cost of materials and other (3)	6,648	395	1,525	631	—	(2,187)	7,012
Lower of cost or market inventory valuation adjustments	—	(30)	—	—	—	—	(30)
Operating expenses	557	23	—	74	68	1	723
	7,205	388	1,525	705	68	(2,186)	7,705
Selling, general and administrative expenses (2)	70	1	12	48	2	13	146
Depreciation and amortization	146	16	8	80	16	12	278
Other operating expenses, net	1	—	—	55	—	—	56
Income (loss) from operations	$2,435	$123	$31	$38	$83	$(38)	$2,672
Earnings of equity method investments							5
Interest income							25
Interest expense							(54)
Other income, net							1
Income before income taxes							$2,649

Capital expenditures	$88	$2	$17	$12	$15	$3	$137

Three Months Ended September 30, 2025
Sales and other revenues:
Revenues from external customers	$5,507	$163	$898	$654	$29	$—	$7,251
Intersegment revenues and other (1)	936	114	—	1	131	(1,182)	—
	6,443	277	898	655	160	(1,182)	7,251
Cost of sales: (2)
Cost of materials and other (3)	5,278	267	860	470	—	(1,183)	5,692
Lower of cost or market inventory valuation adjustments	46	20	—	—	—	—	66
Operating expenses	447	22	—	71	50	—	590
	5,771	309	860	541	50	(1,183)	6,348
Selling, general and administrative expenses (2)	53	1	10	36	1	4	105
Depreciation and amortization	139	22	7	26	18	18	230
Other operating expenses, net	4	—	—	—	—	—	4
Income (loss) from operations	$476	$(55)	$21	$52	$91	$(21)	$564
Earnings of equity method investments							6
Interest income							11
Interest expense							(51)
Other expense, net							(2)
Income before income taxes							$528

Capital expenditures	$79	$—	$17	$8	$9	$8	$121

HF SINCLAIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Refining	Renewables	Marketing	Lubricants & Specialties	Midstream	Corporate, Other and Eliminations	Consolidated Total

	(In millions)
Nine Months Ended September 30, 2026
Sales and other revenues:
Revenues from external customers	$21,327	$633	$3,738	$2,575	$97	$—	$28,370
Intersegment revenues and other (1)	4,029	715	—	4	405	(5,153)	—
	25,356	1,348	3,738	2,579	502	(5,153)	28,370
Cost of sales: (2)
Cost of materials and other (3)	19,988	912	3,613	1,755	—	(5,143)	21,125
Lower of cost or market inventory valuation adjustments	(604)	(68)	—	—	—	—	(672)
Operating expenses	1,516	68	—	226	187	4	2,001
	20,900	912	3,613	1,981	187	(5,139)	22,454
Selling, general and administrative expenses (2)	192	3	30	131	6	29	391
Depreciation and amortization	437	51	24	129	53	41	735
Other operating expenses, net	1	47	—	55	—	—	103
Income (loss) from operations	$3,826	$335	$71	$283	$256	$(84)	$4,687
Earnings of equity method investments							19
Interest income							50
Interest expense							(115)
Other income, net							19
Income before income taxes							$4,660

Capital expenditures	$221	$4	$60	$25	$38	$9	$357

Nine Months Ended September 30, 2025
Sales and other revenues:
Revenues from external customers	$15,588	$388	$2,410	$1,932	$87	$—	$20,405
Intersegment revenues and other (1)	2,525	337	—	6	386	(3,254)	—
	18,113	725	2,410	1,938	473	(3,254)	20,405
Cost of sales: (2)
Cost of materials and other (3)	15,463	688	2,304	1,409	—	(3,256)	16,608
Lower of cost or market inventory valuation adjustments	102	(5)	—	—	—	—	97
Operating expenses	1,349	67	—	198	141	3	1,758
	16,914	750	2,304	1,607	141	(3,253)	18,463
Selling, general and administrative expenses (2)	159	2	26	115	5	16	323
Depreciation and amortization	410	71	21	70	55	54	681
Other operating expenses, net	18	—	—	—	—	—	18
Income (loss) from operations	$612	$(98)	$59	$146	$272	$(71)	$920
Earnings of equity method investments							27
Interest income							27
Interest expense							(153)
Other expense, net							(48)
Income before income taxes							$773

Capital expenditures	$209	$2	$33	$28	$30	$16	$318
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

OVERVIEW

We are an independent energy company that produces and markets high-value light products such as gasoline, diesel fuel, jet fuel, renewable diesel and lubricants and specialty products. We own and operate refineries located in Kansas, Oklahoma, New Mexico, Wyoming, Washington and Utah. We provide petroleum product and crude oil transportation, terminalling, storage and throughput services to our refineries and the petroleum industry. We market our refined products principally in the Southwest United States, the Rocky Mountains extending into the Pacific Northwest and in other neighboring Plains states, and we supply high-quality fuels to more than 1,850 branded stations and license the use of the Sinclair brand to more than 350 additional locations throughout the country. We produce renewable diesel at two of our facilities in Wyoming and one facility in New Mexico. In addition, we produce and market base oils and other specialized lubricants in the United States, Canada and the Netherlands, and export products to more than 80 countries.

Market Developments
For the three months ended September 30, 2026, Net income attributable to HF Sinclair stockholders was $2,015 million, compared to a Net income attributable to HF Sinclair stockholders of $403 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Net income attributable to HF Sinclair stockholders was $3,555 million, compared to $607 million for the nine months ended September 30, 2025.

Adjusted refinery gross margin per barrel sold increased $35.06, or 183%, from $19.16 for the three months ended September 30, 2025 to $54.22 for the three months ended September 30, 2026. Adjusted refinery gross margin per barrel sold increased $15.05, or 100%, from $15.07 for the nine months ended September 30, 2025 to $30.12 for the nine months ended September 30, 2026.

In the Refining segment, we saw favorable refining margins in the Mid-Continent and West regions, driven principally by the tight supply of transportation fuels across the markets, elevated crack spreads and benefits from the small refinery RINs waivers granted by the EPA. Additionally, stronger transportation fuel sales in the West region were offset by lower sales in the Mid-Continent region due to the planned turnaround at our El Dorado refinery. For the fourth quarter of 2026, we expect to run between 560,000-600,000 barrels per day of crude oil, which reflects the completion of the planned turnaround at our El Dorado refinery.

In the Renewables segment, margins were favorably impacted in the third quarter of 2026 by improved RINs prices, higher Producer’s Tax Credit (“PTC”) benefits and increased sales volumes. During the third quarter of 2025, we were only able to recognize partial benefits from the PTC.

In the Marketing segment, we continued to realize strong value from our Sinclair branded sites during the third quarter of 2026, as the marketing business provided a consistent sales channel with margin uplift for our produced fuels. We expect to grow the number of branded sites by approximately 10% annually.

During the three months ended September 30, 2026, the Lubricants & Specialties segment continued to see solid performance (excluding first-in, first out (“FIFO”) impacts), driven by sales mix optimization and strong product and base oil prices, despite one-time costs related to the decision to retire our Mississauga, Ontario base oil refining assets (the “Mississauga Refinery”).

In the Midstream segment, our results continued to benefit from higher pipeline revenues and throughput volumes, offset by higher operating expenses during the three months ended September 30, 2026.

We continue to review and adjust our operational plans to evolving market conditions. The extent to which our future results are affected by volatile regional and global economic conditions, including ongoing tariff and trade negotiations and global hostilities, such as the ongoing military conflicts in Ukraine and the Middle East, will depend on various factors and consequences beyond our control.

On August 26, 2026, our Board of Directors (the “Board”) approved a new $1.5 billion share repurchase program (the “New Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $11 million remaining under the share repurchase program initially authorized by the Board in May 2024 (the “2024 Share Repurchase Program”). The New Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions, including transactions with REH Advisors Inc. (“REH”) (now the parent company of REH Company, LLC), which are subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The Board has discretion to cancel the New Share Repurchase Program at any time.

On October 28, 2026, our Board declared a regular quarterly dividend in the amount of $0.525 per share, payable on December 2, 2026 to holders of record of common stock on November 12, 2026.

Western Gateway
In August 2026, we entered into a joint venture with affiliates of Phillips 66 and Kinder Morgan to form the proposed Western Gateway Pipeline system (“Western Gateway”). We will own a 15.0% interest in the joint venture while Phillips 66 and Kinder Morgan will own the remaining 49.9% and 35.1% interests, respectively. Western Gateway is a proposed 1,300-mile refined products pipeline system that would create a new fuel supply path from St. Louis, Missouri, to Arizona and California.

Lubricants & Specialties Planned Separation
In July 2026, we announced plans to pursue a separation of our Lubricants & Specialties segment through the capital markets, creating a new independent, publicly traded company (the “Planned Separation”). The Planned Separation is expected to be executed in a tax-efficient manner. We expect the Planned Separation will be in the form of a distribution of at least 80.1% of the Lubricants & Specialties company’s stock and will be substantially completed over the course of 2027.

Mississauga Asset Retirement
In July 2026, concurrently with the announcement of the Planned Separation, we announced the decision to retire the Mississauga Refinery, with the transition expected to be substantially completed in the second half of 2027 (the “Mississauga Asset Retirement”). The Lubricants & Specialties business will maintain the continued operations of its R&D laboratory, lubricant blending and packaging, as well as supply chain, logistics, and commercial operations in the Ontario region, and will also continue to deliver base oil solutions through strategic third-party commercial arrangements, complemented by continued access to Group I and specialty products from HF Sinclair’s Tulsa refinery. See Note 2 “Lubricants & Specialties Planned Separation and Mississauga Asset Retirement” in the Consolidated Financial Statements for additional information.

Renewable Fuel Standard Regulations
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the Renewable Fuel Standard (“RFS”) regulations, which increased the volume of renewable fuels mandated to be blended into the nation’s fuel supply. The regulations, in part, require refiners to satisfy annual renewable volume obligations calculated as a percentage of their petroleum fuel shipments or imports, which may be met through physical blending of renewable fuels or by purchasing and retiring RINs. Excluding the benefits from small refinery RINs waivers granted by the EPA, our compliance costs related to the RFS regulation significantly increased our Cost of materials and other to $516 million and $1,512 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2026, the Refining segment recognized $181 million and $364 million in revenues related to RINs sales which are included in Sales and other revenues in our consolidated statement of operations. Small refinery RINs waivers granted increased pre-tax earnings by $603 million for the nine months ended September 30, 2026. We recognized $582 million in Cost of materials and other and $21 million in Sales and other revenues related to the small refinery RINs waivers granted in the third quarter of 2026 and the fourth quarter of 2025, respectively. At September 30, 2026, our open RINs credit obligations were $41 million. For additional information regarding the RFS and small refinery RINs waivers, refer to the discussion under “Renewable Fuel Standard” in Item 1 of Part II of this Quarterly Report on Form 10-Q.

A more detailed discussion of our financial and operating results for the three and nine months ended September 30, 2026 and 2025 is presented in the following sections.

RESULTS OF OPERATIONS

Financial Data

	Three Months Ended September 30,		Change from 2025
	2026	2025	Change	Percent

	(In millions, except share and per share data)
Sales and other revenues	$10,857	$7,251	$3,606	50%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	7,012	5,692	1,320	23%
Lower of cost or market inventory valuation adjustments	(30)	66	(96)	NM
Operating expenses	723	590	133	23%
	7,705	6,348	1,357	21%
Selling, general and administrative expenses (1)	146	105	41	39%
Depreciation and amortization	278	230	48	21%
Other operating expenses, net	56	4	52	1,300%
Total operating costs and expenses	8,185	6,687	1,498	22%
Income from operations	2,672	564	2,108	374%

Other income (expense):
Earnings of equity method investments	5	6	(1)	(17)%
Interest income	25	11	14	127%
Interest expense	(54)	(51)	(3)	6%
Other income (expense), net	1	(2)	3	NM
	(23)	(36)	13	(36)%
Income before income taxes	2,649	528	2,121	402%

Income tax expense:
Current	622	74	548	741%
Deferred	10	49	(39)	(80)%
	632	123	509	414%
Net income	2,017	405	1,612	398%
Less: net income attributable to noncontrolling interests	2	2	—	—%
Net income attributable to HF Sinclair stockholders	$2,015	$403	$1,612	400%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$11.38	$2.15	$9.23	429%
Diluted	$11.38	$2.15	$9.23	429%

Average number of common shares outstanding (in thousands):
Basic	175,871	186,499	(10,628)	(6)%
Diluted	175,871	186,499	(10,628)	(6)%

	Nine Months Ended September 30,		Change from 2025
	2026	2025	Change	Percent

	(In millions, except per share data)
Sales and other revenues	$28,370	$20,405	$7,965	39%

Operating costs and expenses:
Cost of sales: (1)
Cost of materials and other (2)	21,125	16,608	4,517	27%
Lower of cost or market inventory valuation adjustments	(672)	97	(769)	NM
Operating expenses	2,001	1,758	243	14%
	22,454	18,463	3,991	22%
Selling, general and administrative expenses (1)	391	323	68	21%
Depreciation and amortization	735	681	54	8%
Other operating expenses, net	103	18	85	472%
Total operating costs and expenses	23,683	19,485	4,198	22%
Income from operations	4,687	920	3,767	409%

Other income (expense):
Earnings of equity method investments	19	27	(8)	(30)%
Interest income	50	27	23	85%
Interest expense	(115)	(153)	38	(25)%
Other income (expense), net	19	(48)	67	NM
	(27)	(147)	120	(82)%
Income before income taxes	4,660	773	3,887	503%

Income tax expense:
Current	967	106	861	812%
Deferred	133	54	79	146%
	1,100	160	940	588%
Net income	3,560	613	2,947	481%
Less: net income attributable to noncontrolling interests	5	6	(1)	(17)%
Net income attributable to HF Sinclair stockholders	$3,555	$607	$2,948	486%

Earnings per share attributable to HF Sinclair stockholders:
Basic	$19.75	$3.21	$16.54	515%
Diluted	$19.75	$3.21	$16.54	515%

Average number of common shares outstanding (in thousands):
Basic	178,630	187,688	(9,058)	(5)%
Diluted	178,630	187,688	(9,058)	(5)%
(1) Exclusive of Depreciation and amortization.
(2) Exclusive of Lower of cost or market inventory valuation adjustments.

Balance Sheet Data

	September 30, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$3,333	$978
Working capital	$5,025	$2,327
Total assets	$20,697	$16,510
Total debt	$2,774	$2,769
Total equity	$11,784	$9,249

Other Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Net cash provided by operating activities	$1,784	$809	$3,751	$1,307
Net cash used for investing activities	$(136)	$(148)	$(416)	$(341)
Net cash used for financing activities	$(577)	$(84)	$(977)	$(323)
Capital expenditures	$137	$121	$357	$318
EBITDA (1)	$2,954	$796	$5,455	$1,574
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

Supplemental Segment Operating Data

Our operations are organized into five reportable segments, Refining, Renewables, Marketing, Lubricants & Specialties and Midstream. See Note 18 “Segment Information” in the Consolidated Financial Statements for additional information on our reportable segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Mid-Continent Region
Crude charge (BPD) (1)	250,340	280,240	262,170	264,580
Refinery throughput (BPD) (2)	268,820	296,220	279,420	280,920
Sales of produced refined products (BPD) (3)	243,520	281,040	260,900	265,300
Refinery utilization (4)	96.3%	107.8%	100.8%	101.8%

Average per produced barrel sold: (5)
Gross margin (6)	$42.47	$8.08	$19.68	$4.01

Adjusted refinery gross margin (7)	$53.38	$17.50	$24.50	$13.71
Less: operating expenses (8)	8.59	6.20	7.65	6.52
Adjusted refinery gross margin, less operating expenses	$44.79	$11.30	$16.85	$7.19

Operating expenses per throughput barrel (9)	$7.78	$5.88	$7.14	$6.15

Feedstocks:
Sweet crude oil	52%	52%	53%	51%
Sour crude oil	26%	27%	26%	25%
Heavy sour crude oil	15%	16%	15%	18%
Other feedstocks and blends	7%	5%	6%	6%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	50%	50%	51%
Diesel fuels	30%	32%	31%	32%
Jet fuels	8%	7%	8%	7%
Fuel oil	1%	1%	1%	1%
Asphalt	5%	4%	4%	3%
Base oils	4%	4%	4%	4%
LPG and other	2%	2%	2%	2%
Total	100%	100%	100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

West Region
Crude charge (BPD) (1)	363,720	358,810	360,100	355,910
Refinery throughput (BPD) (2)	391,160	384,860	386,610	381,960
Sales of produced refined products (BPD) (3)	400,020	380,100	391,880	378,890
Refinery utilization (4)	87.0%	85.8%	86.1%	85.1%

Average per produced barrel sold: (5)
Gross margin (6)	$42.29	$9.30	$24.47	$4.82

Adjusted refinery gross margin (7)	$54.73	$20.38	$33.87	$16.02
Less: operating expenses (8)	9.91	8.18	9.08	8.48
Adjusted refinery gross margin, less operating expenses	$44.82	$12.20	$24.79	$7.54

Operating expenses per throughput barrel (9)	$10.14	$8.08	$9.21	$8.41

Feedstocks:
Sweet crude oil	29%	33%	29%	32%
Sour crude oil	47%	44%	48%	45%
Heavy sour crude oil	11%	11%	10%	11%
Wax crude oil	6%	5%	6%	5%
Other feedstocks and blends	7%	7%	7%	7%
Total	100%	100%	100%	100%

Sales of produced refined products:
Gasolines	50%	51%	51%	52%
Diesel fuels	30%	32%	30%	33%
Jet fuels	8%	6%	7%	6%
Fuel oil	2%	2%	3%	2%
Asphalt	3%	3%	2%	2%
LPG and other	7%	6%	7%	5%
Total	100%	100%	100%	100%

Consolidated
Crude charge (BPD) (1)	614,060	639,050	622,270	620,490
Refinery throughput (BPD) (2)	659,980	681,080	666,030	662,880
Sales of produced refined products (BPD) (3)	643,540	661,140	652,780	644,190
Refinery utilization (4)	90.6%	94.3%	91.8%	91.5%

Average per produced barrel sold: (5)
Gross margin (6)	$42.36	$8.78	$22.56	$4.49

Adjusted refinery gross margin (7)	$54.22	$19.16	$30.12	$15.07
Less: operating expenses (8)	9.41	7.34	8.51	7.67
Adjusted refinery gross margin, less operating expenses	$44.81	$11.82	$21.61	$7.40

Operating expenses per throughput barrel (9)	$9.18	$7.12	$8.34	$7.45

Feedstocks:
Sweet crude oil	39%	42%	39%	40%
Sour crude oil	39%	36%	39%	37%
Heavy sour crude oil	12%	13%	12%	14%
Wax crude oil	3%	3%	3%	3%
Other feedstocks and blends	7%	6%	7%	6%
Total	100%	100%	100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Consolidated
Sales of produced refined products:
Gasolines	50%	51%	51%	52%
Diesel fuels	30%	31%	31%	31%
Jet fuels	8%	7%	7%	7%
Fuel oil	1%	2%	2%	2%
Asphalt	4%	3%	3%	2%
Base oils	2%	2%	2%	2%
LPG and other	5%	4%	4%	4%
Total	100%	100%	100%	100%
(1)Crude charge represents the barrels per day of crude oil processed at our refineries.
(2)Refinery throughput represents the barrels per day of crude and other refinery feedstocks input to the crude units and other conversion units at our refineries.
(3)Represents barrels sold of produced refined products at our refineries (including Asphalt and intersegment sales) and does not include volumes of refined products purchased for resale or volumes of excess crude oil sold.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Renewables
Sales of produced renewables products (in thousand gallons)	63,195	57,159	175,548	156,408
Average per produced gallon sold: (1)
Gross margin (2)	$1.97	$(0.94)	$2.19	$(0.61)

Adjusted renewables gross margin (3)	$2.11	$0.18	$2.48	$0.24
Less: operating expenses (4)	0.37	0.39	0.39	0.43
Adjusted renewables gross margin, less operating expenses	$1.74	$(0.21)	$2.09	$(0.19)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Marketing
Number of branded sites at period end (1)	1,852	1,705	1,852	1,705
Sales of refined products (in thousand gallons)	420,175	360,482	1,131,454	991,494
Average per gallon sold: (2)
Gross margin (3)	$0.10	$0.09	$0.09	$0.09
Adjusted marketing gross margin (4)	$0.12	$0.11	$0.11	$0.11
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

Lubricants & Specialties Segment Operating Data

The following table sets forth information about our lubricants and specialties operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Lubricants & Specialties
Sales of produced refined products (BPD)	30,190	32,008	34,361	30,981

Sales of produced refined products:
Finished products	52%	49%	48%	51%
Base oils	26%	26%	27%	25%
Other	22%	25%	25%	24%
Total	100%	100%	100%	100%

Midstream Segment Operating Data

The following table sets forth information about our midstream operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Midstream
Volumes (BPD)
Pipelines:
Affiliates—refined product pipelines	143,063	141,617	155,762	150,434
Affiliates—intermediate pipelines	133,405	139,868	140,469	137,194
Affiliates—crude pipelines	474,504	464,323	463,941	424,426
	750,972	745,808	760,172	712,054
Third parties—refined product pipelines	40,435	37,754	33,451	39,981
Third parties—crude pipelines	208,209	195,994	190,379	194,882
	999,616	979,556	984,002	946,917
Terminals and loading racks:
Affiliates	965,323	1,045,066	1,008,989	1,002,107
Third parties	33,598	39,705	29,109	38,643
	998,921	1,084,771	1,038,098	1,040,750
Total for pipelines and terminal assets (BPD)	1,998,537	2,064,327	2,022,100	1,987,667

Results of Operations – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Summary
Net income attributable to HF Sinclair stockholders for the three months ended September 30, 2026 was $2,015 million ($11.38 per basic and diluted share), a $1,612 million increase compared to $403 million ($2.15 per basic and diluted share) for the three months ended September 30, 2025. The increase in Net income attributable to HF Sinclair stockholders was principally driven by higher adjusted refinery gross margins in both the West and Mid-Continent regions. Adjusted refinery gross margin per produced barrel sold for the three months ended September 30, 2026 increased to $54.22 as compared to $19.16 for the three months ended September 30, 2025, primarily due to higher average sales prices per barrel and small refinery RINs waivers granted by the EPA, partially offset by higher crude oil and feedstock prices per barrel. Lower of cost or market inventory valuation adjustments decreased $96 million from a $66 million charge related to our Refining and Renewables segments’ inventories for the three months ended September 30, 2025, to a $30 million benefit related to our Renewables segment inventories for the three months ended September 30, 2026.

Adjusted renewables gross margin for the three months ended September 30, 2026 increased to $2.11 per produced gallon sold as compared to $0.18 for the three months ended September 30, 2025 primarily due to higher RINs prices and PTC benefits. These favorable impacts were partially offset by a $509 million increase in Income tax expense and $109 million of additional costs and incremental accelerated depreciation and amortization charges recorded in relation to the Mississauga Asset Retirement.

Sales and Other Revenues
Sales and other revenues increased $3,606 million, or 50%, from $7,251 million for the three months ended September 30, 2025, to $10,857 million for the three months ended September 30, 2026, principally due to higher average refined product sales prices, partially offset by lower product sales volumes and higher crude oil and feedstock prices. Revenues from external customers during the third quarter of 2026 include $182 million, $1,576 million, $924 million and $34 million related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, respectively. Revenues from external customers included $163 million, $898 million, $654 million and $29 million related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments for the three months ended September 30, 2025.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, increased $1,320 million, or 23%, from $5,692 million for the three months ended September 30, 2025, to $7,012 million for the three months ended September 30, 2026, principally due to higher crude oil and feedstock costs which were offset by lower product sales volumes and the grant of small refinery RINs waivers. Within our Lubricants & Specialties segment, the FIFO impact resulted in a benefit of $22 million and $2 million for the three months ended September 30, 2026 and 2025, respectively.

During the third quarter of 2026, we recognized a lower of cost or market inventory valuation adjustment benefit of $30 million compared to a charge of $66 million during the third quarter of 2025.

Adjusted Refinery Gross Margin
Adjusted refinery gross margin per produced barrel sold increased $35.06, or 183%, from $19.16 for the three months ended September 30, 2025, to $54.22 for the three months ended September 30, 2026. The increase was primarily driven by improved crack spreads on refined products in both the Mid-Continent and West regions and the grant of small refinery RINs waivers, partially offset by lower product sales volumes for the three months ended September 30, 2026.

Adjusted refinery gross margin per produced barrel sold is a non-GAAP measure and excludes the non-cash effects of Lower of cost or market inventory valuation adjustment, Operating expenses, and Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased $133 million, or 23%, from $590 million for the three months ended September 30, 2025, to $723 million for the three months ended September 30, 2026, primarily due to higher employee benefits, maintenance, environmental remediation and other miscellaneous costs, partially offset by lower electricity and natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41 million, or 39%, from $105 million for the three months ended September 30, 2025, to $146 million for the three months ended September 30, 2026, primarily due to higher employee benefits, professional services and other miscellaneous costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased $48 million, or 21% from $230 million for the three months ended September 30, 2025 to $278 million for the three months ended September 30, 2026, primarily due to $54 million of incremental accelerated depreciation and amortization in connection with the Mississauga Asset Retirement. See Note 2 “Lubricants & Specialties Planned Separation and Mississauga Asset Retirement” in the Consolidated Financial Statements for information regarding the Mississauga Asset Retirement.

Other Operating Expenses, Net
Other operating expenses, net increased $52 million, or 1,300% from $4 million for the three months ended September 30, 2025, to $56 million for the three months ended September 30, 2026, primarily due to the abandonment of certain assets under construction at the Mississauga Refinery and severance costs in connection with the Mississauga Asset Retirement. See Note 2 “Lubricants & Specialties Planned Separation and Mississauga Asset Retirement” in the Consolidated Financial Statements for information regarding the Mississauga Asset Retirement.

Interest Income
Interest income increased $14 million, or 127%, from $11 million for the three months ended September 30, 2025, to $25 million for the three months ended September 30, 2026, primarily due to higher cash balances.

Interest Expense
Interest expense increased $3 million, or 6%, from $51 million for the three months ended September 30, 2025, to $54 million for the three months ended September 30, 2026, primarily due to unrealized losses on precious metals financing arrangements during the period.

Income Taxes
For the three months ended September 30, 2026, Income tax expense of $632 million was recorded on pre-tax income of $2,649 million, compared to Income tax expense of $123 million on pre-tax income of $528 million for the three months ended September 30, 2025. The increase was primarily due to higher pre-tax earnings year-over-year. For the three months ended September 30, 2026, the effective tax rate of 23.8% was higher than the statutory rate of 21.0%, primarily due to state and local income taxes on pre-tax earnings, partially offset by the benefits of nontaxable renewable fuel incentives. For the three months ended September 30, 2025, the effective tax rate was higher than the statutory rate of 21.0%, primarily due to pre-tax results and the effects of state and local income tax.

Results of Operations – Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Summary
Net income attributable to HF Sinclair stockholders for the nine months ended September 30, 2026, was $3,555 million ($19.75 per basic and diluted share), a $2,948 million increase compared to $607 million ($3.21 per basic and diluted share) for the nine months ended September 30, 2025. The increase in Net income attributable to HF Sinclair stockholders was principally driven by higher adjusted refinery gross margins in both the West and Mid-Continent regions. Adjusted refinery gross margin per produced barrel sold for the nine months ended September 30, 2026 increased to $30.12 as compared to $15.07 for the nine months ended September 30, 2025, primarily due to higher average sales prices per barrel and small refinery RINs waivers granted by the EPA, partially offset by higher crude oil and feedstock prices per barrel. Lower of cost or market inventory valuation adjustments related to our Refining and Renewables segments’ inventories decreased by $769 million, from a $97 million charge for the nine months ended September 30, 2025, to a $672 million benefit for the nine months ended September 30, 2026.

Adjusted renewables gross margin for the nine months ended September 30, 2026 increased to $2.48 per produced gallon sold as compared to $0.24 for the nine months ended September 30, 2025 primarily due to higher RINs pricing, PTC benefits and higher sales volumes, compared to the nine months ended September 30, 2025. These favorable impacts were partially offset by a $940 million increase in Income tax expense and $109 million of additional costs and incremental accelerated depreciation and amortization charges recorded in relation to the Mississauga Asset Retirement.

Sales and Other Revenues
Sales and other revenues increased 39% from $20,405 million for the nine months ended September 30, 2025, to $28,370 million for the nine months ended September 30, 2026, principally due to higher average refined product sales prices, partially offset by lower product sales volumes and higher crude oil and feedstock prices. Revenues from external customers during the nine months ended September 30, 2026, include $633 million, $3,738 million, $2,575 million, and $97 million related to our Renewables, Marketing, Lubricants & Specialties, and Midstream segments, respectively. Revenues from external customers included $388 million, $2,410 million, $1,932 million, and $87 million related to our Renewables, Marketing, Lubricants & Specialties and Midstream segments, for the nine months ended September 30, 2025.

Cost of Materials and Other
Cost of materials and other, exclusive of Lower of cost or market inventory valuation adjustments, increased 27% from $16,608 million for the nine months ended September 30, 2025, to $21,125 million for the nine months ended September 30, 2026, principally due to higher crude oil and feedstock costs which were offset by lower product sales volumes and the grant of small refinery RINs waivers. Within our Lubricants & Specialties segment, the FIFO impact resulted in a benefit of $121 million and a charge of $10 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, we recognized a lower of cost or market inventory valuation adjustment benefit of $672 million compared to a charge of $97 million.

Adjusted Refinery Gross Margin
Adjusted refinery gross margin per produced barrel sold increased 100% from $15.07 for the nine months ended September 30, 2025, to $30.12 for the nine months ended September 30, 2026. The increase was primarily driven by improved crack spreads for refined products in both the Mid-Continent and West regions and the grant of small refinery RINs waivers, partially offset by lower product sales volumes for the nine months ended September 30, 2026.

Adjusted refinery gross margin per produced barrel sold is a non-GAAP measure and excludes the non-cash effects of Lower of cost or market inventory valuation adjustment, Operating expenses, and Depreciation and amortization. Reconciliations to amounts reported under GAAP are provided under “Reconciliations to Amounts Reported Under Generally Accepted Accounting Principles” following Item 2 of Part I of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased 14% from $1,758 million for the nine months ended September 30, 2025, to $2,001 million for the nine months ended September 30, 2026, primarily due to higher employee benefits, maintenance, environmental remediation and other miscellaneous costs, partially offset by lower natural gas costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 21% from $323 million for the nine months ended September 30, 2025, to $391 million for the nine months ended September 30, 2026 primarily due to higher employee benefits, professional services and other miscellaneous costs.

Depreciation and Amortization Expenses
Depreciation and amortization increased 8% from $681 million for the nine months ended September 30, 2025, to $735 million for the nine months ended September 30, 2026, primarily due to $54 million of incremental accelerated depreciation and amortization in connection with the Mississauga Asset Retirement. See Note 2 “Lubricants & Specialties Planned Separation and Mississauga Asset Retirement” in the Consolidated Financial Statements for information regarding the Mississauga Asset Retirement.

Other Operating Expenses, Net
Other operating expenses, net increased $85 million, or 472% from $18 million for the nine months ended September 30, 2025, to $103 million for the nine months ended September 30, 2026, primarily due to $74 million of impairment charges from the abandonment of certain assets under construction and $28 million of severance costs in connection with the Mississauga Asset Retirement. See Note 2 “Lubricants & Specialties Planned Separation and Mississauga Asset Retirement” in the Consolidated Financial Statements for information regarding the Mississauga Asset Retirement. For the nine months ended September 30, 2025 Other operating expenses, net primarily relates to decommissioning and closure costs of $8 million in our Refining segment.

Interest Income
Interest income increased $23 million, or 85%, from $27 million for the nine months ended September 30, 2025 to $50 million for the nine months ended September 30, 2026, primarily due to higher cash balances.

Interest Expense
Interest expense decreased $38 million, or 25%, from $153 million for the nine months ended September 30, 2025, to $115 million for the nine months ended September 30, 2026, primarily due to unrealized gains on precious metals financing arrangements during the period.

Other Income (Expense), Net
Other income (expense), net was $19 million of income for the nine months ended September 30, 2026, compared to $48 million of expense for the nine months ended September 30, 2025. The income for the nine months ended September 30, 2026 was primarily due to a $14 million gain on settlement of precious metals. The expense for the nine months ended September 30, 2025, was primarily due to a $40 million loss on sale of equity method investment in Cheyenne Pipeline, LLC, and a $24 million loss on the early extinguishment of debt, inclusive of unamortized discount and debt issuance costs.

Income Taxes
For the nine months ended September 30, 2026, Income tax expense of $1,100 million was recorded on pre-tax income of $4,660 million, compared to Income tax expense of $160 million on pre-tax income of $773 million for the nine months ended September 30, 2025. The increase was primarily due to higher pre-tax earnings year-over-year. For the nine months ended September 30, 2026, the effective tax rate of 23.6% was higher than the statutory rate of 21.0% primarily due to state and local income taxes on pre-tax earnings, partially offset by the benefits of nontaxable renewable fuel incentives. For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory rate of 21.0%, primarily due to pre-tax results and the benefits of nontaxable renewable fuel incentives and a discrete benefit associated with the revaluation of deferred tax liabilities from state tax law changes enacted in the second quarter of 2025.

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

At September 30, 2026, we were in compliance with all covenants and had no outstanding borrowings or letters of credit under the HF Sinclair Credit Agreement.

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

Financing Arrangements
Certain of our wholly owned subsidiaries entered into financing arrangements whereby such subsidiaries sold a portion of their precious metals catalyst to a financial institution in exchange for cash and then financed the use of the precious metals catalyst for a term not to exceed one year. During the nine months ended September 30, 2026, we received proceeds of $71 million and made principal payments of $25 million. In addition, we settled an obligation of $19 million through the transfer of owned precious metals, resulting in a non-cash gain of $14 million which represents the excess of the financing arrangement’s settlement value over the carrying value of the precious metals transferred. During the three months ended September 30, 2026, we entered into new financings under which we received precious metals with a fair value of $23 million and subsequently extinguished a previously existing financing arrangement with a different financial institution with a fair value of $23 million through the delivery of precious metals.

We may, from time to time, issue letters of credit pursuant to uncommitted letters of credit facilities, which are unrelated to the HF Sinclair Credit Agreement. As of September 30, 2026, we had $12 million of outstanding letters of credit issued under these credit facilities.

See Note 13 “Debt” in the Consolidated Financial Statements for additional information on our debt instruments.

Liquidity
We believe our current Cash and cash equivalents, along with future internally generated cash flow and funds available under our credit facilities, will provide sufficient resources to fund currently planned capital projects and our current liquidity needs. We expect that, to the extent necessary, we can raise additional funds through equity or debt financings in the public and private capital markets. Further, we may seek to retire some or all of our outstanding debt agreements through cash purchases, and/or exchanges, open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, may be material and depend on prevailing market conditions, our liquidity requirements and other factors. In addition, components of our long-term growth strategy include the optimization of existing units at our facilities, the Planned Separation and the Mississauga Asset Retirement, expansion of our Midstream footprint, including our investment in the Western Gateway Pipeline System (“Western Gateway”), expansion of our Marketing footprint by growing the number of branded sites and increasing investment in our non-operating joint ventures, and selective acquisition of complementary assets for our operations intended to capture synergies and increase earnings and cash flow. We also expect to use cash on hand for dividend payments, which are at the discretion of our Board, and for the repurchase of common stock under the New Share Repurchase Program.

Our liquidity was approximately $5.3 billion at September 30, 2026, consisting of Cash and cash equivalents of $3.3 billion and $2.0 billion available under the HF Sinclair Credit Agreement.

We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. These primarily consist of investments in liquid, highly rated instruments issued by financial institutions, government entities with strong credit standings and money market funds. Cash equivalents are stated at cost, which approximates market value.

Mississauga Asset Retirement
Costs associated with the Mississauga Asset Retirement are currently estimated at $140 million and will be funded with cash on hand and operating cash flows in 2027. See Note 2 “Lubricants & Specialties Planned Separation and Mississauga Asset Retirement” for additional information.

Share Repurchases
On August 2, 2026, we repurchased 2,375,000 shares of our outstanding common stock from REH in a privately negotiated transaction under the 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated August 2, 2026 (the “August 2026 Stock Purchase Agreement”), between us and REH. The price paid under the August 2026 Stock Purchase Agreement was $89.41 per share resulting in an aggregate purchase price of $212 million. The purchase price was funded with cash on hand.

In connection with the August 2026 Stock Purchase Agreement, the Board increased the 2024 Share Repurchase Program by $15 million, effective July 31, 2026.

On August 26, 2026, our Board approved the New Share Repurchase Program, which replaced all existing share repurchase programs, including the approximately $11 million remaining under the 2024 Share Repurchase Program. The New Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions, including transactions with REH, which are subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The Board has discretion to cancel the New Share Repurchase Program at any time.

During the nine months ended September 30, 2026, we made open market and privately negotiated purchases of 8,982,193 shares for $741 million, exclusive of excise tax, under the 2024 Share Repurchase Program and the New Share Repurchase Program. As of September 30, 2026, we had remaining authorization to repurchase up to $1.2 billion under the New Share Repurchase Program.

Cash Flows – Operating Activities

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net cash flows provided by operating activities were $3,751 million for the nine months ended September 30, 2026, compared to Net cash flows provided by operating activities of $1,307 million for the nine months ended September 30, 2025, an increase of $2,444 million. Excluding non-cash impacts reflected in the reconciliation to net cash provided by operating activities, the increase was primarily driven by higher net income, favorable changes in working capital and a decrease in turnaround expenditures. Changes in working capital increased operating cash flows by $197 million for the nine months ended September 30, 2026, compared to $83 million for the nine months ended September 30, 2025. Additionally for the nine months ended September 30, 2026, turnaround expenditures were $289 million compared to $315 million for the nine months ended September 30, 2025.

Cash Flows – Investing Activities and Planned Capital Expenditures

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, our Net cash flows used for investing activities were $416 million, which was inclusive of our acquisition of Industrial Oils Unlimited, LLC and our new joint venture, Green Trail Fuels, LLC. Cash expenditures for Properties, plants and equipment for the nine months ended September 30, 2026 were $357 million.

For the nine months ended September 30, 2025, our Net cash flows used for investing activities were $341 million. Cash expenditures for Properties, plants and equipment for the nine months ended September 30, 2025 were $318 million.

Our revised expected cash spending in 2026 for capital, turnaround and growth capital is as follows:

	Expected Cash Spending	Revised Cash Spending

	(In millions)
Capital Expenditures:
Refining	$225	$250
Renewables	6	6
Marketing	30	25
Lubricants & Specialties	25	30
Midstream	30	30
Corporate	9	9
Turnarounds and catalyst	325	375
Total sustaining	$650	$725
Growth capital (1)	125	150
Total capital expenditures	$775	$875

(1)Western Gateway: In August 2026, we entered into a joint venture with affiliates of Phillips 66 and Kinder Morgan to form Western Gateway. We will own a 15.0% interest in the joint venture while Phillips 66 and Kinder Morgan will own the remaining 49.9% and 35.1% interests, respectively. Western Gateway is a proposed 1,300-mile refined products pipeline system that would create a new fuel supply path from St. Louis, Missouri, and expanded Gulf Coast origin points to Arizona and California. Our investment in Western Gateway will be funded with cash on hand and operating cash flows. We expect to invest up to $750 million, of which $20 million is expected in 2026, with the remaining investment expected primarily between 2027 and 2029. See Note 1 “Description of Business and Presentation of Financial Statements” for additional information regarding Western Gateway.
Westline Connect: The Company is continuing to progress the previously announced multi-phased western expansion project and expects to reach a Final Investment Decision (“FID”) in the first quarter of 2027. The first phase would increase the capacity to move product supply from our Rockies production into Utah and Nevada by 35,000 barrels per day and is targeted to be online by 2029. We expect the project to be funded with cash on hand and operating cash flows. We anticipate providing additional information on capital spend following the FID date.
Marketing: We plan to expand our Marketing footprint through continued investment in our non-operating joint ventures. We expect to fund this growth through cash on hand and operating cash flows.

Cash Flows – Financing Activities

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, our Net cash flows used for financing activities were $977 million. During the nine months ended September 30, 2026, we paid $273 million in Dividends, we repurchased $734 million of our Common stock and we received net proceeds of $46 million from financing arrangements.

For the nine months ended September 30, 2025, our Net cash flows used for financing activities were $323 million. During the nine months ended September 30, 2025, we paid $284 million in Dividends, repurchased $216 million of our Common Stock, repaid $350 million under the now-terminated revolving credit facility of our subsidiary, Holly Energy Partners, L.P., and received net proceeds of $474 million from the issuance and redemption of certain senior notes.

Contractual Obligations and Commitments

As of September 30, 2026, our contractual obligations included debt obligations, interest payments related to debt obligations, financing arrangements, supply agreements, transportation and storage agreements, operating and finance leases, and other long-term obligations and commitments. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2026, as described in Note 13 “Debt” of the Consolidated Financial Statements.

During the three months ended September 30, 2026, we entered into two additional agreements in the normal course of business with fixed and determinable quantities, representing estimated commitments of $3.2 billion and $80 million that will be incurred over the next 20 and 10 years, respectively. The additional agreements commence in 2027 and actual amounts paid under the agreements may vary based on commodity prices, inflation adjustments and other contractual terms.

As of September 30, 2026, there have been no material changes outside the ordinary course of business, in our contractual obligations since December 31, 2025. For additional information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of September 30, 2026, we have the following notional amounts related to all outstanding derivative instruments used to mitigate commodity price and foreign currency risk:

		Notional Contract Volumes by Year of Maturity
Contract Description	Total Outstanding Notional	2026	2027	Unit of Measure

Commodity contracts - long	3,362,369	1,713,675	1,648,694	Barrels
Commodity contracts - short	1,172,000	1,172,000	—	Barrels
Foreign currency forward contracts	522,000,000	140,705,100	381,294,900	Canadian dollar
Forward platinum contracts (1)	62,370	—	62,370	Troy ounces
(1)Represents an embedded derivative within our precious metals financing arrangements, which may be refinanced or require repayment under certain conditions. See Note 13 “Debt” in the Consolidated Financial Statements for additional information on these financing arrangements.

Counterparty financial information is reviewed to monitor financial stability and assess the ongoing ability to honor commitments under derivative contracts. We have not experienced, nor do we expect to experience, any difficulty in counterparties honoring their commitments.

The following sensitivity analysis provides the hypothetical effects of market price fluctuations related to outstanding derivative instruments:

	September 30,
Derivative Fair Value Gain (Loss)	2026	2025

	(In millions)
10% increase in underlying commodity prices	$—	$(4)
10% decrease in underlying commodity prices	$—	$4

Interest Rate Risk Management
The market risk inherent in our fixed-rate debt is the potential change arising from increases or decreases in interest rates, as discussed below.

For the fixed rate HF Sinclair, HollyFrontier and HEP Senior Notes (each as demarcated in Note 13 “Debt” in the Consolidated Financial Statements), changes in interest rates will generally affect the fair value of the debt, but not earnings or cash flows.

The outstanding principal, estimated fair value and estimated change in fair value (assuming a hypothetical 10% change in the yield-to-maturity rates) for this debt as of September 30, 2026, are presented below:

	Outstanding Principal	Estimated Fair Value	Estimated Change in Fair Value

	(In millions)
HF Sinclair, HollyFrontier and HEP Senior Notes	$2,800	$2,752	$72

For the variable rate under the HF Sinclair Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2026, there were no amounts outstanding under the HF Sinclair Credit Agreement. A hypothetical 10% change in interest rates applicable to the HF Sinclair Credit Agreement would not materially affect cash flows.

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

Below is our calculation of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Net income attributable to HF Sinclair stockholders	$2,015	$403	$3,555	$607
Add: interest expense	54	51	115	153
Less: interest income	(25)	(11)	(50)	(27)
Add: income tax expense	632	123	1,100	160
Add: depreciation and amortization	278	230	735	681
EBITDA	$2,954	$796	$5,455	$1,574

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except barrel and per barrel amounts)
Refining segment
Sales and other revenues	$9,857	$6,443	$25,356	$18,113
Cost of sales (1)	7,205	5,771	20,900	16,914
Depreciation and amortization	146	139	437	410
Gross margin	$2,506	$533	$4,019	$789
Add: lower of cost or market inventory valuation adjustments	—	46	(604)	102
Add: operating expenses	557	447	1,516	1,349
Add: depreciation and amortization	146	139	437	410
Adjusted refinery gross margin	$3,209	$1,165	$5,368	$2,650

Sales of produced refined products (BPD) (2)	643,540	661,140	652,780	644,190

Average per produced barrel sold:
Gross margin	$42.36	$8.78	$22.56	$4.49
Add: lower of cost or market inventory valuation adjustments	—	0.75	(3.39)	0.58
Add: operating expenses	9.41	7.34	8.51	7.67
Add: depreciation and amortization	2.45	2.29	2.44	2.33
Adjusted refinery gross margin	$54.22	$19.16	$30.12	$15.07
Less: operating expenses	9.41	7.34	8.51	7.67
Adjusted refinery gross margin, less operating expenses	$44.81	$11.82	$21.61	$7.40
(1)Exclusive of Depreciation and amortization.
(2)Represents barrels sold of produced refined products at our refineries (including Asphalt and intersegment sales) and excludes volumes of refined products purchased for resale or volumes of excess crude oil sold.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except gallon and per gallon amounts)
Renewables segment
Sales and other revenues	$528	$277	$1,348	$725
Cost of sales (1)	388	309	912	750
Depreciation and amortization	16	22	51	71
Gross margin	$124	$(54)	$385	$(96)
Add: lower of cost or market inventory valuation adjustments	(30)	20	(68)	(5)
Add: operating expenses	23	22	68	67
Add: depreciation and amortization	16	22	51	71
Adjusted renewables gross margin	$133	$10	$436	$37

Sales of produced renewables products (in thousand gallons)	63,195	57,159	175,548	156,408

Average per produced gallon sold:
Gross margin	$1.97	$(0.94)	$2.19	$(0.61)
Add: lower of cost or market inventory valuation adjustments	(0.47)	0.35	(0.39)	(0.03)
Add: operating expenses	0.37	0.39	0.39	0.43
Add: depreciation and amortization	0.24	0.38	0.29	0.45
Adjusted renewables gross margin	$2.11	$0.18	$2.48	$0.24
Less: operating expenses	0.37	0.39	0.39	0.43
Adjusted renewables gross margin, less operating expenses	$1.74	$(0.21)	$2.09	$(0.19)
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

Reconciliation of Marketing segment gross margin to adjusted marketing gross margin to adjusted marketing gross margin per gallon sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except gallon and per gallon amounts)
Marketing segment
Sales and other revenues	$1,576	$898	$3,738	$2,410
Cost of sales (1)	1,525	860	3,613	2,304
Depreciation and amortization	8	7	24	21
Gross margin	$43	$31	$101	$85
Add: depreciation and amortization	8	7	24	21
Adjusted marketing gross margin	$51	$38	$125	$106

Sales of refined products (in thousand gallons)	420,175	360,482	1,131,454	991,494

Average per gallon sold:
Gross margin	$0.10	$0.09	$0.09	$0.09
Add: depreciation and amortization	0.02	0.02	0.02	0.02
Adjusted marketing gross margin	$0.12	$0.11	$0.11	$0.11
(1) Exclusive of Depreciation and amortization.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Environmental Matters

Renewable Fuel Standard

The EPA’s August 2025 decisions granting and denying various small refinery exemption (“SRE”) petitions for our Woods Cross, Cheyenne, Casper and Parco refineries for various compliance years from 2019 to 2024 remain under challenge in the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). Those cases have been consolidated with a separate challenge to the EPA’s November 2025 grant of SREs for our Tulsa East refinery, which we are defending as an intervenor. Our opening brief was filed with the DC Circuit on July 16, 2026, and the EPA’s response brief is due by November 16, 2026.

Separately, on April 7, 2026, the DC Circuit unanimously ruled in our favor regarding our Parco refinery’s 2024 SRE petition (the “Parco 2024 Petition”), vacating the EPA’s denial and remanding the matter to the EPA for reconsideration. The EPA issued a decision on August 3, 2026, partially granting relief on the Parco 2024 Petition. At the same time, the EPA denied a 2023 SRE petition for the Parco refinery and petitions for 2023 and 2024 for our Artesia refinery. We filed a petition for reconsideration of the EPA’s decision on the Parco 2024 Petition on August 7, 2026, asserting errors in the EPA's analysis and requesting a full grant. On August 31, 2026, the EPA reaffirmed its partial grant for the Parco 2024 Petition. Additionally, on August 31, 2026, the EPA issued decisions partially granting or denying 2025 SRE petitions for our Woods Cross, Casper, Parco and Artesia refineries. The EPA also granted a 2025 SRE petition for our Tulsa East refinery.

On October 1, 2026, certain of our subsidiaries filed lawsuits in the U.S. Court of Appeals for the Tenth Circuit challenging the EPA’s denials and partial grants for various SRE petitions for our Woods Cross, Parco and Artesia refineries for various compliance years from 2023 to 2025. On October 2, 2026, we filed protective lawsuits in the DC Circuit challenging the EPA’s denials and partial grants for the same SRE petitions.

Separately, the Renewable Fuels Association and Growth Energy filed lawsuits in the DC Circuit challenging the EPA’s SRE grants and partial SRE grants in its various August 2026 decisions, including our refineries’ grants and partial grants. On October 1, 2026, the DC Circuit granted those challengers’ motions to hold their lawsuits in abeyance pending the DC Circuit’s ruling on the challenges to the EPA’s August 2025 and November 2025 decisions. On October 19, 2026, we filed a motion to intervene to defend the full and partial SREs granted to our refineries in EPA’s August 2026 decisions.

Each of these matters remain pending, and the potential impact cannot be estimated at this time.

Puget Sound

In our Annual Report on Form 10-K for the year ended December 31, 2025, we reported that HF Sinclair Puget Sound Refining LLC (“HFS Puget Sound”) has been engaged in discussions with, and has responded to document requests from, the Northwest Clean Air Agency, the EPA and the Department of Justice (collectively, the “PSR Matter Government Agencies”) regarding HFS Puget Sound’s compliance with the Clean Air Act, Emergency Planning and Community Right-to-Know Act and related regulations, and similar Washington laws and regulations, at the Puget Sound refinery. HFS Puget Sound and the PSR Matter Government Agencies continue to engage in discussions and work towards a negotiated resolution of this matter. At this time, no penalties have been demanded, and it is too early to predict the outcome of this matter.

Item 1A.Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), except as supplemented in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. You should carefully consider the risk factors discussed in our 2025 Form 10-K and Form 10-Q for the quarterly period ended June 30, 2026, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Stock Repurchases Made in the Quarter

The following table discloses purchases of shares of our common stock made by us during the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

	(In millions, except share and per share data)
July 2026	—	$—	—	$208
August 2026	2,595,963	$90.27	2,595,963	$1,478
September 2026	2,361,502	$108.36	2,361,502	$1,222
Total for July - September 2026	4,957,465		4,957,465
(1) In August 2026, our Board of Directors (the “Board”) approved a new $1.5 billion share repurchase program (the “New Share Repurchase Program”), which replaced all existing share repurchase programs, including the approximately $11 million remaining under the share repurchase program initially approved by our Board in May 2024 (the “2024 Share Repurchase Program”). The New Share Repurchase Program authorizes us to repurchase common stock in the open market or through privately negotiated transactions, including transactions with REH Advisors Inc. (“REH”) (now the parent company of REH Company, LLC), which are subject to REH’s interest in selling its shares and other limitations. The timing and amount of share repurchases, including those from REH, will depend on market conditions and corporate, tax, regulatory and other relevant considerations. In addition, we are authorized by our Board to repurchase shares in an amount sufficient to offset shares issued under our compensation programs. The Board has discretion to cancel the New Share Repurchase Program at any time.

On August 2, 2026, we repurchased 2,375,000 shares of our outstanding common stock from REH in a privately negotiated transaction under the 2024 Share Repurchase Program and pursuant to the Stock Purchase Agreement, dated August 2, 2026 (the “August 2026 Stock Purchase Agreement”), between us and REH. The price paid under the August 2026 Stock Purchase Agreement was $89.41 per share resulting in an aggregate purchase price of $212 million. The purchase price was funded with cash on hand.

In connection with the August 2026 Stock Purchase Agreement, the Board increased the 2024 Share Repurchase Program by $15 million, effective July 31, 2026.

As of September 30, 2026, we had remaining authorization to repurchase up to $1.2 billion under the New Share Repurchase Program.

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

10.1
Stock Purchase Agreement, dated as of August 2, 2026, by and between HF Sinclair Corporation and REH Advisors Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed August 4, 2026, File No. 1-41325).

10.2+^
Amended and Restated Transformation Retention Agreement, effective July 27, 2026, by and between HF Sinclair Corporation and Matt Joyce (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q filed July 30, 2026, File No. 1-41325).

10.3+^	Performance Share Unit Agreement (Matt Joyce) (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q filed July 30, 2026, File No. 1-41325).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from HF Sinclair Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HF SINCLAIR CORPORATION
(Registrant)

Date: October 28, 2026	/s/ Vivek Garg
Vivek Garg
Acting Chief Financial Officer, Vice President, Chief Accounting Officer and Controller (Principal Financial Officer & Principal Accounting Officer)